Form 10-Q
period 1994-03-31
RELIANCE GROUP HOLDINGS INC
filed 1994-05-16
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

   (Mark One)
        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   ----------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ----------
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____________To______________

                         Commission File Number 1-8278

                         RELIANCE GROUP HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                        Delaware                   13-3082071
              (State or other jurisdiction      (I.R.S. Employer
            of incorporation or organization)  Identification No.)


                       Park Avenue Plaza
                       55 East 52nd Street
                       New York, New York                 10055
             (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       --------   --------

As of May 2, 1994, 113,041,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X
                                   ---------


                                                                       Page
                                                                        No.
                                                                       ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Consolidated Statement of Operations for the Quarters Ended
       March 31, 1994 and 1993 (Unaudited)............................   2

     Consolidated Balance Sheet at March 31, 1994 (Unaudited) and
       December 31, 1993..............................................   3

     Consolidated Statement of Changes in Shareholders' Equity for the
       Quarter Ended March 31, 1994 (Unaudited).......................   4

     Consolidated Condensed Statement of Cash Flows for the Quarters
       Ended March 31, 1994 and 1993 (Unaudited)......................   5

     Notes to Consolidated Financial Statements (Unaudited)...........   6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............................   8

  PART II.  OTHER INFORMATION, AS APPLICABLE..........................  15

  SIGNATURES..........................................................  16

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Quarter Ended March 31                                            1994       1993
                                                              --------   --------
(In thousands, except per-share amounts)

Revenues:
Premiums earned.............................................  $685,885   $550,028
Net investment income.......................................    62,650     62,733
Gain on sales of investments................................     2,037     35,582
Other.......................................................    32,390     28,997
                                                              --------   --------
                                                               782,962    677,340
                                                              --------   --------
Claims and expenses:
Policy claims and settlement expenses.......................   368,574    297,856
Policy acquisition costs and other insurance expenses.......   358,804    295,522
Interest....................................................    21,821     27,553
Other operating expenses....................................    43,543     39,323
                                                              --------   --------
                                                               792,742    660,254
                                                              --------   --------
Income (loss) before income taxes, minority interests
 and equity in investee company.............................    (9,780)    17,086
Income tax (provision) benefit..............................     2,700     (5,300)
Minority interests..........................................      (854)      (930)
Equity in investee company..................................     2,285      1,500
                                                              --------   --------

Income (loss) before cumulative effect of change in
 accounting for income taxes................................    (5,649)    12,356

Cumulative effect of change in accounting for income taxes..        -      15,911
                                                              --------   --------
Net income (loss)...........................................  $ (5,649)  $ 28,267
                                                              ========   ========

Per share information:
Income (loss) before cumulative effect of change in
 accounting for income taxes................................  $  (0.05)  $   0.14

Cumulative effect of change in accounting for income taxes..        -        0.18
                                                              --------   --------
Net income (loss)...........................................  $  (0.05)  $   0.32
                                                              ========   ========

Average number of common and common equivalent
 shares outstanding.........................................   112,086     88,935

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                               March 31  December 31
ASSETS                                                             1994         1993
                                                             ----------  -----------
(In thousands, except per-share amounts)

Marketable securities:
  Fixed maturities held for investment - at amortized cost
   (quoted market $1,130,603 and $973,113).................  $1,164,168   $  933,536
  Fixed maturities available for sale - at quoted market
   (cost $1,913,130 and $1,856,969)........................   1,927,367    1,944,099
  Equity securities - at quoted market (cost $422,617
   and $458,217)...........................................     475,538      547,173
  Short-term investments...................................     183,315      372,507
Cash.......................................................      60,644       94,114
Premiums and other receivables.............................   1,207,215    1,089,772
Reinsurance recoverables...................................   2,709,905    2,573,688
Federal and foreign income taxes, including deferred taxes.      89,198       63,391
Investments in real estate - at cost, less accumulated
 depreciation..............................................     286,589      284,796
Investment in investee company.............................     162,342      158,279
Deferred policy acquisition costs..........................     183,373      178,129
Excess of cost over fair value of net assets acquired, less
 accumulated amortization..................................     276,909      279,404
Other assets...............................................     335,233      337,445
                                                             ----------   ----------
                                                             $9,061,796   $8,856,333
                                                             ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums..........................................  $1,320,753   $1,276,331
Unpaid claims and related expenses.........................   5,459,645    5,253,137
Accounts payable and accrued expenses......................     660,450      690,795
Reinsurance ceded premiums payable.........................     296,674      206,373
Term loans and short-term debt.............................     110,959      137,373
Debentures and notes.......................................     749,868      749,863
Minority interests - redeemable preferred stock of a
 subsidiary................................................      23,652       23,835
                                                             ----------   ----------
                                                              8,622,001    8,337,707
                                                             ----------   ----------

Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per share, 225,000
   shares authorized, 112,729 and 111,517 shares
   issued and outstanding..................................      11,273       11,152
  Additional paid-in capital...............................     531,940      525,289
  Retained earnings (deficit)..............................    (132,807)    (118,143)
  Net unrealized gain on investments.......................      44,911      115,023
  Net unrealized loss on foreign currency translation......     (15,522)     (14,695)
                                                             ----------   ----------
                                                                439,795      518,626
                                                             ----------   ----------
                                                             $9,061,796   $8,856,333
                                                             ==========   ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                 Net
                                                                                          Unrealized
                                                                                    Net      Loss on
                                                     Additional  Retained    Unrealized      Foreign      Share-
                                             Common     Paid-In  Earnings       Gain on     Currency    holders'
                                              Stock     Capital  (Deficit)  Investments  Translation      Equity
                                            -------  ----------  ---------  -----------  -----------  ----------
(In thousands, except per-share amounts)

Balance, December 31, 1993.........         $11,152   $525,289   $(118,143)  $115,023     $(14,695)    $518,626

Issuance of common stock...........             115      6,652                                            6,767

Exercise of stock options..........               6        224                                              230

Transactions of investee
 company and other ................                       (225)                 2,229                     2,004

Net loss ..........................                                 (5,649)                              (5,649)

Dividends ($.08 per share).........                                 (9,015)                              (9,015)

Depreciation after deferred
 income taxes......................                                           (72,341)                  (72,341)

Foreign currency translation.......                                                           (827)        (827)
                                            -------   --------   ---------   --------     --------     --------
Balance, March 31, 1994............         $11,273   $531,940   $(132,807)  $ 44,911     $(15,522)    $439,795
                                            =======   ========   =========   ========     ========     ========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Quarter Ended March 31                                                  1994          1993
                                                                     -------      --------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES..........................       $69,786      $(25,389)
                                                                     -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale....................      58,028        37,587
Sales of fixed maturities held for investment...................       4,791             -
Redemptions of fixed maturities available for sale..............       6,678        46,925
Redemptions of fixed maturities held for investment.............       8,643        25,833
Sales of equity securities......................................     117,344       259,138
Sales of short-term investments - net...........................     193,366       210,830
Purchases of fixed maturities available for sale................    (141,732)     (217,884)
Purchases of fixed maturities held for investment...............    (229,619)     (218,554)
Purchases of equity securities..................................     (80,335)      (95,680)
Other - net.....................................................     (11,988)      (11,447)
                                                                     -------      --------
                                                                     (74,824)       36,748
                                                                     -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans..........................................           -        15,000
Increase in short-term debt - net...............................       1,569         2,096
Repayments of term loans........................................     (27,983)      (30,526)
Issuance of common stock........................................       6,767             -
Repurchases of debentures and notes.............................           -        (1,000)
Collection of receivable pertaining to the issuance
 of common stock................................................           -        10,625
Dividends.......................................................      (9,015)       (6,895)
Exercise of common stock options................................         230             -
                                                                     -------      --------
                                                                     (28,432)      (10,700)
                                                                     -------      --------
(Decrease) increase in cash.....................................     (33,470)          659
Cash, beginning of period.......................................      94,114        63,575
                                                                     -------      --------
Cash, end of period.............................................     $60,644      $ 64,234
                                                                     =======      ========

Supplemental disclosures of cash flow information:

Interest paid...................................................     $ 1,692      $  8,270
                                                                     =======      ========
Income taxes refunded (paid)....................................     $10,274      $(34,734)
                                                                     =======      ========

See notes to consolidated financial statements

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



  1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals, except in 1994 for the effect of the adoption of Statement of Financial Accounting Standards No. 112 as described in note 4 herein) considered necessary to present fairly the financial position at March 31, 1994, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

  For a summary of significant accounting policies (which have not changed from December 31, 1993, except as described in note 4 herein) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


  2.  EQUITY IN INVESTEE COMPANY

  Equity income in Zenith National Insurance Corp. was $2.3 million for the quarter ended March 31, 1994 compared to $1.5 million in the corresponding 1993 period.

  Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                         1994      1993
- - ----------------------                       --------  --------
(In thousands, except per-share amounts)
 Revenues..................................  $138,252  $143,256
 Net income................................     8,200    12,600
 Net income per share......................      0.43      0.66

  3.  REINSURANCE

  The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                             Quarter Ended March 31
                  ------------------------------------------
                          1994                  1993
                  --------------------  --------------------
                   Premiums   Premiums   Premiums   Premiums
                    Written     Earned    Written     Earned
                  ---------  ---------  ---------  ---------
   Direct........ $ 711,679  $ 678,463  $ 666,678  $ 628,397
   Assumed.......    89,931     79,306     79,500     70,287
   Ceded.........  (305,252)  (297,115)  (285,636)  (335,177)
                  ---------  ---------  ---------  ---------
   Net Premiums.. $ 496,358  $ 460,654  $ 460,542  $ 363,507
                  =========  =========  =========  =========

  The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                  Quarter Ended March 31
                                                  ----------------------
                                                      1994          1993
                                                  --------      --------
     Gross....................................... $589,730      $480,267
     Reinsurance recoveries...................... (241,350)     (199,003)
                                                  --------      --------
     Net policy claims and settlement expenses... $348,380      $281,264
                                                  ========      ========


  4.  ADOPTION OF NEW ACCOUNTING STANDARD

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial position or results of operations.

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS



  OVERVIEW

  The Company had a net loss of $5.6 million ($.05 per share) in the first quarter of 1994 compared to net income of $28.3 million ($.32 per share) in the corresponding 1993 period, which included income of $15.9 million ($.18 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments.

  PROPERTY AND CASUALTY INSURANCE OPERATIONS

  Net premiums written and net premiums earned were $496.4 million and $460.7 million in the first three months of 1994 compared to $460.5 million and $363.5 million in the corresponding prior-year period. Net premiums written and net premiums earned in the first quarter of 1993 were reduced by $40.3 million and $85.9 million, respectively, for premiums ceded under certain quota share treaties which were not renewed.

  Underwriting losses for the three-month period ended March 31, 1994, were $44.4 million compared to $43.8 million in the corresponding 1993 period. Underwriting losses in standard commercial lines (which includes personal lines) and specialty commercial lines were $43.0 million and $1.4 million, respectively, in the first quarter of 1994. In the corresponding 1993 period, standard commercial lines had an underwriting loss of $50.6 million and specialty commercial lines had an underwriting profit of $6.8 million. Underwriting results for both standard commercial and specialty commercial lines in 1994 reflect a higher level of costs resulting from catastrophes.
  The cost of catastrophes in the first quarter of 1994 was $28.7 million ($89.5 million before reinsurance), arising primarily from the January 1994 California earthquake and severe winter storms in the eastern and midwestern regions of the country. Catastrophe losses in the first quarter of 1993 were $17.5 million ($56.1 million before reinsurance). The effects of higher catastrophe losses in 1994 were offset by improved loss experience in standard commercial lines, as well as lower underwriting losses from involuntary pools which declined to $5.8 million in the first three months of 1994 from $10.8 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 109.1% in the first quarter of 1994 compared to 112.2% in the corresponding 1993 period. Excluding the effects of catastrophes, the combined ratio was 102.9% in the first quarter of 1994 compared to 107.4% in the corresponding 1993 period.

  In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million.

  Since then, there have been several administrative hearings on rate rollback
  and several different regulations issued.    In February 1993, a Los Angeles
  Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company's property and casualty insurance subsidiaries have not earned underwriting profits in California in the past five years. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the results of operations or financial condition of the Company.

  From time to time, other states have considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of any such legislation or regulation would have on the ability of the Company to raise its rates. However, since the Company is transferring or running off its personal lines business and, as a result, has substantially withdrawn from personal lines, the Company believes that these initiatives will not have a material effect on its on-going business.

  PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

  Net investment income of the property and casualty insurance operations was $56.0 million in the first quarter of 1994 compared to $56.9 million in the corresponding 1993 period. The decline in net investment income resulted from lower yields in the fixed maturity investment portfolio, the effects of which were partially offset by growth in the size of the average fixed maturity investment portfolio. The growth in the size of the average fixed maturity investment portfolio reflects the reinvestment of proceeds from the sales of equity securities.

  Gains on sales of investments were $3.2 million in the first three months of 1994 compared to $34.3 million in the first three months of 1993. Gains on sales of investments during the 1993 period primarily resulted from sales of convertible preferred and common stocks.



  TITLE INSURANCE OPERATIONS

  Premiums and fees increased in the first quarter of 1994 to $225.2 million from $186.5 million in the corresponding 1993 period. The increase in premiums and fees resulted from increased residential refinancing activity, which began in March 1993, as well as increased new and existing home sales. As a result of recent increases in mortgage interest rates, it is not expected that the increase in residential refinancing activity will continue.

  Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $110.0 million in the first quarter of 1994 compared to $94.8 million in the first quarter of 1993. Agency commissions as a percentage of agency premiums declined in the first quarter of 1994 when compared to the corresponding 1993 period, principally reflecting a shift in premiums to those regions where agency commissions are generally lower. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $93.6 million in the first three months of 1994 from $76.1 million in the corresponding 1993 period, reflecting greater activity in the title insurance operations. The expense ratio of the title insurance operations (which includes agency commissions) declined to 89.8% in the first quarter of 1994 from 91.5% in the first quarter of 1993. This decline results principally from the lower percentage of agency commissions to agency premiums. The provision for claim losses increased to $20.2 million in the first quarter of 1994 from $16.6 million in the first quarter of 1993 reflecting premium growth.

  INVESTMENT PORTFOLIO

  At March 31, 1994, the Company's investment portfolio aggregated $3.68 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At March 31, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

  The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $448.5 million (13% of the fixed income portfolio) and $126.2 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.

  OTHER OPERATIONS

  The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $31.5 million in the first three months of 1994 compared to $27.1 million in the corresponding 1993 period. Operating expenses incurred by these operations were $30.7 million in the first three months of 1994 compared to $26.3 million in the corresponding 1993 period. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of operations.

  At March 31, 1994, the Company's real estate holdings had a carrying value of $286.6 million, which includes 11 shopping centers with an aggregate carrying value of $124.3 million, office buildings and other commercial properties, with an aggregate carrying value of $101.6 million, and undeveloped land with a carrying value of $60.7 million.

  INTEREST EXPENSE

  Interest expense declined to $21.8 million in the first quarter of 1994 from $27.6 million in the corresponding 1993 period. This decline resulted from the refinancing completed on November 15, 1993, which decreased the amount of debt outstanding and the interest rates on such debt.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $15.5 million for the three months ended March 31, 1994. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled , was amended in February 1994 (effective immediately) to establish a new test limiting the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such test, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

  In the first quarter of 1994, Reliance Insurance Company determined that it has become subject to the dividend payment laws of California because it has become a "commercially domiciled" California insurer. California law provides that an insurer is commercially domiciled if during the three preceding years (taken together) the insurer has written more premium in California than it has written in its state of domicile and the amount of premium written in California is in excess of 20% of the insurer's countrywide written premium. For the three preceding years, Reliance Insurance Company's written premium in California represents 20.4% of its countrywide written premium. By writing California business in its California domestic subsidiary, the Company anticipates the percentage of Reliance Insurance Company's countrywide premium written in California will decrease in the future. The California laws that limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of the dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of Pennsylvania. As in Pennsylvania, the California Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

  Total common and preferred stock dividends paid by Reliance Insurance Company during the first three months of 1994, were $20.8 million ($20.1 million for common stock). During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company based upon the new dividend test under Pennsylvania Law. The Company believes such amount will be sufficient to meet its cash needs.

  There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania or California law for the payment of dividends without prior Insurance Department approvals or that any requested approvals will be obtained. However, Reliance Insurance Company has been advised by the California Insurance Department that any required prior approval will be based on the financial stability of the Company, and by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

  For the three months ended March 31, 1994, the Company generated $69.8 million of cash flow from operating activities, compared to an operating cash flow deficiency of $25.4 million in the corresponding 1993 period. The improvement in operating cash flow reflects an increase in reinsurance ceded premiums payable and $11.5 million of state and local tax refunds received in the first quarter of 1994. In the corresponding 1993 period, the Company made state and local tax payments of $30.0 million related to the 1992 sale of Frank B. Hall & Co. Inc.

  The Company utilized $74.8 million of cash flow from investing activities for the three months ended March 31, 1994. For the three months ended March 31, 1993, the Company generated $36.7 million of cash flow from investing activities. Net purchases of marketable securities utilized cash flow of $62.8 million in 1994 while net sales of marketable securities generated $48.2 million of cash flow in the corresponding 1993 period. In the first quarter of 1994, the Company sold $4.8 million of a fixed maturity investment classified as held for investment. This sale was in response to a deterioration in the issuer's creditworthiness.

  The Company utilized $28.4 million and $10.7 million of cash flow from financing activities for the three months ended March 31, 1994 and 1993, respectively. Cash was utilized principally for the reduction of debt and payment of dividends. Partially offsetting the utilization of cash flow from financing activities in the 1994 period was the issuance of $6.8 million of common stock to the Company's Savings Incentive Plan.

  The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million through December 31, 1998. At March 31, 1994, borrowings aggregating $5 million were outstanding under this facility. The Company had $860.8 million of debt outstanding at March 31, 1994, with approximately $13 million maturing on or before December 31, 1994, and an additional $114 million maturing on or before December 31, 1998. The Company expects to either generate sufficient cash flow from operations to repay these amounts at their existing maturities or refinance a portion of these obligations.

  The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry which becomes effective in 1995 (based on 1994 financial results). Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business would be used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. Although the regulations governing risk-based capital are not effective until 1995 (based on 1994 financial results), the Company has calculated that its capital exceeds the risk-based capital that would be required if the formula was currently in effect (based on 1993 financial results). Management cannot predict the ultimate impact of risk-based capital requirements on the Company's competitive position and its resulting capital requirements.

  Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurers' ratings.

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

  PART II.  OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits.
                --------

                10.1 Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Group Holdings, Inc. and Saul P. Steinberg.

                10.2 Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Insurance Company and Saul P.
                      Steinberg (incorporated by reference to Exhibit 10.1 to Reliance Insurance Company's Quarterly Report on
                      Form 10-Q for the quarterly period ended March 31, 1994).

                10.3 First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Group Holdings, Inc. and Robert M. Steinberg.

                10.4 First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg (incorporated by reference to Exhibit 10.2 to Reliance Insurance Company's Quarterly Report on
                      Form 10-Q for the quarterly period ended March 31, 1994).

           (b)  Reports on Form 8-K.
                -------------------

                No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        -----------------------------
                                                (Registrant)



  Date:   May 13, 1994        /s/ George E. Bello
          ------------        ---------------------------------------
                              George E. Bello
                              Executive Vice President and Controller
                              (Chief Accounting Officer)