Form 10-K/A
period 1993-12-31
RELIANCE GROUP HOLDINGS INC
filed 1994-06-22
CIK 356395

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 [FEE REQUIRED]

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM.... TO....

                                              1-8278

                  COMMISSION FILE NUMBER...............

                       RELIANCE GROUP HOLDINGS, INC.

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE
    (STATE OR OTHER JURISDICTION OF                 13-3082071
     INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                                        10055
         PARK AVENUE PLAZA                             (ZIP CODE)

        55 EAST 52ND STREET

        NEW YORK, NEW YORK
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE
         -------------------                     ON WHICH REGISTERED
                                                 -------------------
  Common Stock, $.10 Par Value                  New York Stock Exchange
                                                 and Pacific Stock Exchange

  9% Senior Notes, Due November 15, 2000        New York Stock Exchange
  9 3/4% Senior Subordinated Debentures,        New York Stock Exchange
   Due November 15, 2003


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Putable Common Stock Purchase Warrants

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

  As of March 15, 1994, 112,585,593 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $330,000,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

      (1) Reliance Group Holdings, Inc. 1993 Annual Report--
         Parts I, II, and IV.

      (2) Reliance Group Holding, Inc. Proxy Statement for the
         Annual Meeting of Stockholders held May 12, 1994--Part
         III.
- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June, 1994.

                                          Reliance Group Holdings, Inc.



                                          By:    /s/ Saul P. Steinberg
                                             ----------------------------------

                                                 Saul P. Steinberg

                                             Chairman of the Board and Chief
                                                  Executive Officer

                                 EXHIBIT INDEX

                                                                SEQUENTIALLY
  EXHIBIT                                                         NUMBERED
  NUMBER                   EXHIBIT DESCRIPTION                      PAGE
  -------                  -------------------                  ------------
   99.1    --Annual Report on Form 11-K of Reliance Insurance       1-17
            Company Savings Incentive Plan for the year ended
            December 31, 1993