Form 10-Q
period 1994-06-30
RELIANCE GROUP HOLDINGS INC
filed 1994-08-15
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- - -------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- - -------------         THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From_______________To______________

                         Commission File Number 1-8278

                         RELIANCE GROUP HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                       13-3082071
     (State or other jurisdiction          (I.R.S. Employer
   of incorporation or organization)      Identification No.)


     Park Avenue Plaza
     55 East 52nd Street
     New York, New York                        10055
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       --------   -------

As of August 1, 1994, 113,106,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X
                                   ---------

                                                                              Page
                                                                               No.
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Income for the Quarters and Six-Month
           Periods Ended June 30, 1994 and 1993 (Unaudited)................... 2

        Consolidated Balance Sheet at June 30, 1994 (Unaudited) and
           December 31, 1993.................................................. 3

        Consolidated Statement of Changes in Shareholders' Equity for the
           Six-Month Period Ended June 30, 1994 (Unaudited)................... 4

        Consolidated Condensed Statement of Cash Flows for the Six-Month
           Periods Ended June 30, 1994 and 1993 (Unaudited)................... 5

        Notes to Consolidated Financial Statements (Unaudited)................ 6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................... 8

PART II. OTHER INFORMATION, AS APPLICABLE.....................................15

SIGNATURES....................................................................17

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                      Quarter Ended        Six Months Ended
                                                                            June 30                 June 30
                                                                     1994      1993        1994        1993
- - -----------------------------------------------------------------------------------------------------------
(In thousands, except per-share amounts)
Revenues:
Premiums earned................................................  $734,588  $634,405  $1,420,473  $1,184,433
Net investment income..........................................    64,603    61,300     127,253     124,033
Gain on sales of investments...................................     1,821    35,195       3,858      70,777
Other..........................................................    38,357    31,363      70,747      60,360
                                                                 --------  --------  ----------  ----------
                                                                  839,369   762,263   1,622,331   1,439,603
                                                                 --------  --------  ----------  ----------
Claims and expenses:
Policy claims and settlement expenses..........................   360,735   338,648     729,309     636,504
Policy acquisition costs and other insurance expenses..........   384,462   317,158     743,266     612,680
Interest.......................................................    21,940    27,055      43,761      54,608
Other operating expenses.......................................    49,205    43,700      92,748      83,023
                                                                 --------  --------  ----------  ----------
                                                                  816,342   726,561   1,609,084   1,386,815
                                                                 --------  --------  ----------  ----------
Income before income taxes, minority interests
    and equity in investee company.............................    23,027    35,702      13,247      52,788
Provision for income taxes.....................................    (6,400)  (10,000)     (3,700)    (15,300)
Minority interests.............................................      (734)     (992)     (1,588)     (1,922)
Equity in investee company.....................................     2,505     4,972       4,790       6,472
                                                                 --------  --------  ----------  ----------
Income before cumulative effect of change in
       accounting for income taxes.............................    18,398    29,682      12,749      42,038

Cumulative effect of change in accounting for income taxes.....         -         -           -      15,911
                                                                 --------  --------  ----------  ----------
Net income.....................................................  $ 18,398  $ 29,682  $   12,749  $   57,949
                                                                 ========  ========  ==========  ==========

Per-share information:
Income before cumulative effect of change in
       accounting for income taxes.............................  $    .16  $    .33  $      .11  $      .47

Cumulative effect of change in accounting for income taxes.....         -         -           -         .18
                                                                 --------  --------  ----------  ----------

Net income.....................................................  $    .16  $    .33  $      .11  $      .65
                                                                 ========  ========  ==========  ==========
Average number of common and common equivalent
      shares outstanding.......................................   115,075    89,604     115,009      89,287

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                    June 30  December 31
ASSETS                                                                 1994         1993
- - ----------------------------------------------------------------------------------------
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,019,492 and $973,113)................  $1,099,685   $  933,536
     Fixed maturities available for sale - at quoted market
        (cost $1,910,498 and $1,856,969).......................   1,847,203    1,944,099
     Equity securities - at quoted market (cost $465,202
        and $458,217)..........................................     518,741      547,173
     Short-term investments....................................     185,350      372,507
Cash...........................................................      57,637       94,114
Premiums and other receivables.................................   1,272,636    1,089,772
Reinsurance recoverables.......................................   2,798,512    2,573,688
Federal and foreign income taxes, principally deferred taxes...     110,591       63,391
Investments in real estate - at cost, less accumulated
     depreciation..............................................     289,108      284,796
Investment in investee company.................................     155,530      158,279
Deferred policy acquisition costs..............................     184,294      178,129
Excess of cost over fair value of net assets acquired, less
      accumulated amortization.................................     274,414      279,404
Other assets...................................................     325,023      337,445
                                                                 ----------   ----------
                                                                 $9,118,724   $8,856,333
                                                                 ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------
Unearned premiums..............................................  $1,299,990   $1,276,331
Unpaid claims and related expenses.............................   5,562,709    5,253,137
Accounts payable and accrued expenses..........................     677,045      690,795
Reinsurance ceded premiums payable.............................     304,020      206,373
Term loans and short-term debt.................................     111,685      137,373
Debentures and notes...........................................     749,873      749,863
Minority interests - redeemable preferred stock of a
     subsidiary................................................      20,404       23,835
                                                                 ----------   ----------
                                                                  8,725,726    8,337,707
                                                                 ----------   ----------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 113,091 and 111,517 shares
       issued and outstanding..................................      11,309       11,152
     Additional paid-in capital................................     533,487      525,289
     Retained earnings (deficit)...............................    (123,455)    (118,143)
     Net unrealized gain (loss) on investments.................     (12,051)     115,023
     Net unrealized loss on foreign currency translation.......     (16,292)     (14,695)
                                                                 ----------   ----------
                                                                    392,998      518,626
                                                                 ----------   ----------
                                                                 $9,118,724   $8,856,333
                                                                 ==========   ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Net
                                                                                            Unrealized
                                                                                      Net      Loss on
                                                 Additional     Retained       Unrealized      Foreign
                                         Common     Paid-In     Earnings   Gain (Loss) on     Currency  Shareholders'
                                          Stock     Capital    (Deficit)      Investments  Translation         Equity
- - ---------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share amount)
Balance, December 31, 1993...........   $11,152    $525,289    $(118,143)       $ 115,023     $(14,695)     $ 518,626

Issuance of common stock..............      157       8,616                                                     8,773

Transactions of investee
     company and other ..............                  (418)                       (2,863)                     (3,281)

Net income ..........................                             12,749                                       12,749

Dividends ($.16 per share)...........                            (18,061)                                     (18,061)

Depreciation after deferred
     income taxes....................                                            (124,211)                   (124,211)

Foreign currency translation.........                                                           (1,597)        (1,597)
                                        -------    --------    ---------        ---------     --------      ---------
Balance, June 30, 1994...............   $11,309    $533,487    $(123,455)       $ (12,051)    $(16,292)     $ 392,998
                                        =======    ========    =========        =========     ========      =========

See notes to consolidated financial statements.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                      1994        1993
- - ------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES...................  $  39,625   $ (14,339)
                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale...........    211,368     216,077
Sales of fixed maturities held for investment..........     15,111           -
Redemptions of fixed maturities available for sale.....     34,929      64,544
Redemptions of fixed maturities held for investment....     12,870      88,476
Sales of equity securities.............................    138,735     394,659
Sales of short-term investments - net..................    192,585     301,532
Purchases of fixed maturities available for sale.......   (312,912)   (378,975)
Purchases of fixed maturities held for investment......   (201,984)   (283,316)
Purchases of equity securities.........................   (107,576)   (333,502)
Other - net............................................    (19,303)    (27,577)
                                                         ---------   ---------
                                                           (36,177)     41,918
                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans.................................      5,133      25,000
Increase in short-term debt - net......................        143       1,476
Repayments of term loans...............................    (30,964)    (71,564)
Issuance of common stock...............................      7,184         977
Repurchases of debentures and notes....................          -      (1,000)
Collection of receivable pertaining to the issuance
     of common stock...................................          -      10,625
Dividends..............................................    (18,061)    (13,801)
Redemption of redeemable preferred stock
     of a subsidiary...................................     (3,360)     (3,360)
                                                         ---------   ---------
                                                           (39,925)    (51,647)
                                                         ---------   ---------
Decrease in cash.......................................    (36,477)    (24,068)
Cash, beginning of period..............................     94,114      63,575
                                                         ---------   ---------
Cash, end of period....................................  $  57,637   $  39,507
                                                         =========   =========
Supplemental disclosures of cash flow information:

Interest paid..........................................  $  38,200   $  47,700
                                                         =========   =========
Income taxes refunded (paid)...........................  $  10,000   $ (63,300)
                                                         =========   =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1994, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1993) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


2.  EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.5 million and $4.8 million for the second quarter and first six months of 1994 compared to equity income of $5.0 million and $6.5 million in the corresponding 1993 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:


Six Months Ended June 30                            1994       1993
- - -------------------------------------------------------------------
    (In thousands, except per-share amounts)

    Revenues..................................  $289,577   $292,790
    Income before income taxes................    28,751     35,462
    Net income................................    19,100     27,700
    Net income per share......................      1.00       1.44

3. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                   Six Months Ended June 30
                                     ---------------------------------------------------
                                              1994                        1993
                                     ---------------------------------------------------
                                       Premiums     Premiums      Premiums      Premiums
                                        Written       Earned       Written        Earned
                                     ----------   ----------    ----------    ----------
               Direct..............  $1,360,423   $1,337,567    $1,286,035    $1,275,997
               Assumed.............     178,592      180,076       157,926       154,570
               Ceded...............    (568,787)    (579,413)     (557,345)     (654,667)
                                     ----------   ----------    ----------    ----------
               Net Premiums........  $  970,228   $  938,230    $  886,616    $  775,900
                                     ==========   ==========    ==========    ==========

  The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                 Six Months Ended
                                                      June 30
                                             ------------------------
                                                1994          1993
                                             ----------    ----------

Gross......................................  $1,104,732    $1,243,308
Reinsurance recoveries.....................    (418,363)     (642,991)
                                             ----------    ----------
Net policy claims and settlement expenses..  $  686,369    $  600,317
                                             ==========    ==========

4. ADOPTION OF NEW  ACCOUNTING STANDARD

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial statements.


5. INCOME TAXES

On June 27, 1994, the Internal Revenue Service ("IRS") issued a Notice of Deficiency for tax years 1980 and 1981 in connection with its examination of the Company's federal income tax returns for 1980 through 1985. The IRS seeks to disallow an investment tax credit of approximately $36,500,000 plus interest with respect to intermodal cargo containers leased to others by a former subsidiary of the Company. The Company intends to litigate the Notice in Tax Court. While the outcome of any litigation is uncertain, the Company believes, after consultation with counsel, that the additional tax liability, if any, including interest, will not have a material adverse effect on its consolidated financial statements.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

OVERVIEW

Net income in the second quarter and first six months of 1994 was $18.4 million ($.16 per share) and $12.7 million ($.11 per share) compared to $29.7 million ($.33 per share) and $57.9 million ($.65 per share) in the corresponding 1993 periods. Net income for the first six months of 1993 included income of $15.9 million ($.18 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments, which were $1.8 million and $3.9 million in the second quarter and first six months of 1994 compared to $35.2 million and $70.8 million in the corresponding 1993 periods. The lower levels of realized gains were partially offset by improved underwriting results in property and casualty insurance.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written, net premiums earned and underwriting results were as follows (in thousands):


                                                                          QUARTER ENDED JUNE 30
                        -----------------------------------------------------------------------
                                                     1994                                  1993
                        -----------------------------------------------------------------------
                             Net        Net                      Net         Net
                        Premiums   Premiums  Underwriting   Premiums    Premiums   Underwriting
                         Written     Earned    Gain(Loss)    Written      Earned     Gain(Loss)
                        ---------------------------------   -----------------------------------
Standard Commercial     $328,615   $321,374      $(18,450)  $301,655    $290,815       $(40,190)
Specialty Commercial     145,255    156,202         1,800    124,419     121,578          5,687
                        ---------------------------------   -----------------------------------
                        $473,870   $477,576      $(16,650)  $426,074    $412,393       $(34,503)
                        =================================   ===================================
                                                                       SIX MONTHS ENDED JUNE 30
                        -----------------------------------------------------------------------
                                                     1994                                  1993
                        -----------------------------------------------------------------------
                             Net        Net                      Net         Net
                        Premiums   Premiums  Underwriting   Premiums    Premiums   Underwriting
                         Written     Earned    Gain(Loss)    Written      Earned     Gain(Loss)
                        -----------------------------------------------------------------------
Standard Commercial     $682,334   $642,892      $(61,458)  $630,215    $528,793       $(90,774)
Specialty Commercial     287,894    295,338           445    256,401     247,107         12,459
                        ---------------------------------   -----------------------------------
                        $970,228   $938,230      $(61,013)  $886,616    $775,900       $(78,315)
                        =================================   ===================================

Net premiums written in the second quarter and first six months of 1993 were reduced by $17.7 million and $57.5 million, and net premiums earned were reduced by $63.0 million and $148.5 million, for premiums ceded under quota share treaties which were not renewed in 1993. These ceded premiums were primarily classified in standard commercial lines. The increase in specialty commercial net premiums written during 1994 resulted from higher general liability premiums, including financial coverages, and growth in surety premiums.

Underwriting results during 1994 for standard commercial lines have benefitted from improved loss experience particularly in commercial automobile and commercial multiple peril lines of business, partially offset by higher catastrophe losses. The improved underwriting results also reflect continued lower losses from involuntary pools which declined to $3.3 million and $9.2 million in the second quarter and first six months of 1994 compared to $7.4 million and $18.2 million in the corresponding 1993 periods. The underwriting results in specialty commercial lines remain strong. The decline in specialty commercial underwriting profits during 1994 reflects higher loss experience in certain general liability lines and higher catastrophe losses in assumed
reinsurance, partially offset by improved results in surety lines.   The cost of
catastrophes for both standard commercial and specialty commercial lines in the second quarter and first six months of 1994 were $6.7 million and $35.4 million, arising primarily from the January 1994 California earthquake and severe winter storms. Catastrophe losses in the corresponding 1993 periods were $2.1 million and $19.6 million. Gross catastrophe losses, before reinsurance, were $95.0 million during the first six months of 1994 compared to $61.0 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 103.0% and 106.1% for the second quarter and first six months of 1994 compared to 108.1% and 110.0% in the corresponding 1993 periods. Excluding the effects of catastrophes, the combined ratios were 101.6% and 102.3% in the second quarter and first six months of 1994 compared to 107.6% and 107.5% in the corresponding 1993 periods.

In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million. Since then, there have been several administrative hearings on rate rollback and several different regulations issued. In
February 1993, a Los Angeles Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the consolidated financial statements of the Company.

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

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $58.1 million and $114.1 million in the second quarter and first half of 1994 from $55.4 million and $112.3 million in the corresponding 1993 periods. These increases resulted from growth in the size of the average fixed maturity investment portfolio reflecting the reinvestment of proceeds from sales of equity securities. The increases in net investment income were partially offset by lower yields in the fixed maturity investment portfolio.

Gains on sales of investments were $1.7 million and $4.8 million in the second quarter and first six months of 1994 compared to $33.1 million and $67.4 million in the corresponding 1993 periods. Gains on sales of investments during the 1993 periods primarily resulted from sales of convertible preferred and common stocks.


TITLE INSURANCE OPERATIONS

Premiums and fees increased in the second quarter and first six months of 1994 to $257.0 million and $482.2 million from $222.0 million and $408.5 million in the corresponding 1993 periods. The growth in premiums and fees resulted from an increase in lower margin agency premiums. The growth in agency premiums during 1994 was partially offset by a decline in premiums from direct operations in the second quarter of 1994 reflecting lower levels of residential refinancing activity. As a result of increased mortgage interest rates, the Company does not foresee residential refinancing activity increasing in the near future. Accordingly, the Company expects its premiums from direct operations in 1994 to be lower than those of the prior year. The increase in premiums from agency operations during the second quarter of 1994 resulted from the typical reporting lag of 60-90 days and reflect the strong first quarter market conditions, prior to the increase in mortgage interest rates.

Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $142.0 million and $253.8 million in the second quarter and first six months of 1994 compared to $102.7
million and $199.2 million in the corresponding 1993 periods.   Agency
commissions increased during 1994 reflecting the higher level of premiums from agency operations. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $88.1 million and $180.0 million in the second quarter and first six months of 1994 from $87.2 million and $161.7 million in the corresponding 1993 periods. In order to reduce title insurance operating expenses, the Company has instituted various cost control measures, including staff reductions. The expense ratio of the title insurance operations (which includes agency commissions) increased to 89.5% and 89.9% in the second quarter and first six months of 1994 from 85.5% and 88.3% in the corresponding 1993 periods resulting from increased agency commissions and the decline in premiums from direct operations. The provision for claim losses increased to $22.7 million and $42.9 million in the second quarter and first six months of 1994 from $19.6 million and $36.2 million in the corresponding 1993 periods, reflecting premium growth.


INVESTMENT PORTFOLIO

At June 30, 1994, the Company's investment portfolio aggregated $3.66 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At June 30, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $388.4 million (12% of the fixed income portfolio) and $136.0 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $37.1 million and $68.6 million in the three-month and six-month periods ended June 30, 1994, compared to $29.7 million and $56.8 million in the corresponding 1993 periods. The increase in revenues during 1994 reflects growth in the information technology business. Operating expenses incurred by these operations were $35.4 million and $66.1 million in the three-month and six-month periods ended June 30, 1994, compared to $28.4 million and $54.6 million in the corresponding 1993 periods. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of income.

At June 30, 1994, the Company's real estate holdings had a carrying value of $289.1 million, which includes 11 shopping centers with an aggregate carrying value of $127.0 million, office buildings and other commercial properties, with an aggregate carrying value of $101.5 million, and undeveloped land with a carrying value of $60.6 million.

INTEREST EXPENSE

Interest expense declined to $21.9 million and $43.8 million in the three-month and six-month periods ended June 30, 1994 from $27.1 million, and $54.6 million in the corresponding 1993 periods. These declines resulted from the refinancing completed on November 15, 1993, which decreased the amount of debt outstanding and the interest rates on such debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $58.1 million for the six months ended June 30, 1994. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, was amended in February 1994 (effective immediately) to establish a new test limiting the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such test, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

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

There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania or California law for the payment of dividends without prior Insurance Department approvals or that any requested approvals will be obtained. However, Reliance Insurance Company has been advised by the California Insurance Department that any required prior approval will be based on the financial stability of the Company. Reliance Insurance Company has also been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

Total common and preferred stock dividends paid by Reliance Insurance Company during the first six months of 1994 were $57.1 million ($55.7 million for common stock). During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company based upon the new dividend test under Pennsylvania Law. The Company believes such amount will be sufficient to meet its cash needs.

For the six months ended June 30, 1994, the Company generated $39.6 million of cash flow from operating activities compared to an operating cash flow deficiency of $14.3 million in the corresponding 1993 period. The improvement in operating cash flow reflects an increase in reinsurance ceded premiums payable and $11.9 million of state and local tax refunds received in the first six months of 1994. In the corresponding 1993 period, the Company made state and local tax payments of $30.0 million related to the sale of Frank B. Hall & Co. Inc. Cash flow from operating activities is traditionally lower during the first half of the year, reflecting payments of certain expenses, such as premium taxes and contingent commissions, which are accrued in the previous year.

The Company utilized $36.2 million of cash flow from investing activities for the six months ended June 30, 1994. For the six months ended June 30, 1993, the Company generated

$41.9 million of cash flow from investing activities. Net purchases of marketable securities utilized cash flow of $16.9 million in the six-month period ended June 30, 1994 while net sales of marketable securities generated $69.5 million of cash flow in the corresponding 1993 period. During the first six months of 1994, the Company sold $15.1 million of fixed maturity investments classified as held for investment. These sales were in response to a significant deterioration in the issuers' creditworthiness.

The Company utilized $39.9 million and $51.6 million of cash flow from financing activities for the six months ended June 30, 1994 and 1993, respectively. Cash was utilized principally for the reduction of debt and payment of dividends. Partially offsetting the utilization of cash flow from financing activities in the 1994 period was the issuance of $7.2 million of common stock.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million through December 31, 1998. At June 30, 1994, borrowings aggregating $10 million were outstanding under this facility. The Company had $861.6 million of debt outstanding at June 30, 1994 with approximately $9 million maturing on or before December 31, 1994, and an additional $119 million maturing on or before December 31, 1998. The Company expects to either generate sufficient cash flow from operations to repay these amounts at their existing maturities or refinance a portion of these obligations.

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

Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

   On May 12, 1994, at the annual meeting of stockholders of the Company, the stockholders elected the fifteen directors set forth below and were asked to vote upon and authorize the adoption by the Company of (1) the 1994 Stock Option Plan for Non-Employee Directors, (2) the Reliance Group Holdings, Inc. 1994 Stock Option Plan, (3) the Reliance Group Holdings, Inc. Executive Bonus Plan and (4) the Executive Bonus Plan for James E. Yacobucci, Senior Vice President-Investments, of the Company.

   The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes, where applicable, were as follows:

  Proposal - Election of Directors
  --------------------------------
                                                       FOR          WITHHELD
                                                   ----------       --------
  Saul P. Steinberg                                91,512,615        307,228
  Robert M. Steinberg                              91,512,697        307,146
  George R. Baker                                  91,517,943        301,900
  George E. Bello                                  91,514,071        305,772
  Carter Burden                                    91,518,986        300,857
  Dennis A. Busti                                  91,498,986        320,857
  Dean W. Case                                     91,518,986        300,857
  Lowell C. Freiberg                               91,515,386        304,457
  Dr. Thomas P. Gerrity                            91,518,986        300,857
  Jewell Jackson McCabe                            91,516,024        303,819
  Irving Schneider                                 91,515,642        304,201
  Bernard L. Schwartz                              91,498,386        321,457
  Richard E. Snyder                                91,518,484        301,359
  Thomas J. Stanton, Jr.                           91,515,143        304,700
  James E. Yacobucci                               91,513,440        306,403

  Broker Non-Votes:                                None

  Proposal 1 - 1994 Stock Option Plan for Non-Employee Directors
  --------------------------------------------------------------
  For:                                             83,595,942
  Against:                                          4,611,051
  Abstain:                                          3,328,098
  Broker Non-Votes:                                   284,752

            Proposal 2 - Reliance Group Holdings, Inc. 1994 Stock Option Plan
            -----------------------------------------------------------------

            For:                 81,559,270
            Against:              6,931,286
            Abstain:              3,049,851
            Broker Non-Votes:       279,436

            Proposal 3 - Reliance Group Holdings, Inc. Executive Bonus Plan
            ---------------------------------------------------------------

            For:                 83,594,809
            Against:              3,335,511
            Abstain:              4,707,329
            Broker Non-Votes:       182,194

            Proposal 4 - Executive Bonus Plan for James E. Yacobucci
            --------------------------------------------------------

            For:                 82,823,794
            Against:              4,029,185
            Abstain:              4,773,660
            Broker Non-Votes:       193,204

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)     Exhibits.
                    --------

                    10.1  The 1994 Stock Option Plan for Non-Employee Directors.
                    10.2  The Reliance Group Holdings, Inc. 1994 Stock Option
                          Plan.
                    10.3  The Reliance Group Holdings, Inc. Executive Bonus
                          Plan.
                    10.4 The Executive Bonus Plan for James E. Yacobucci, Senior Vice President-Investments, of the Company.

            (b)     Reports on Form 8-K.
                    -------------------

                    No reports on Form 8-K were filed during the quarter ended
            June 30, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RELIANCE GROUP HOLDINGS, INC.
                              ------------------------------------------
                                              (Registrant)



Date:  August 12, 1994        /s/ George E. Bello
       ---------------        ------------------------------------------
                              George E. Bello
                              Executive Vice President and Controller
                              (Chief Accounting Officer)