Form 10-Q
period 1994-09-30
RELIANCE GROUP HOLDINGS INC
filed 1994-11-14
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- - -------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1994

                                      OR

_____________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No________
                                       --------

As of November 1, 1994, 113,112,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X
                                   ---------




                                                                               Page
                                                                                No.
                                                                               -----
PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

       Consolidated Statement of Income for the Quarters and Nine-Month
          Periods Ended September 30, 1994 and 1993 (Unaudited)................  2

       Consolidated Balance Sheet at September 30, 1994 (Unaudited) and
          December 31, 1993....................................................  3

       Consolidated Statement of Changes in Shareholders' Equity for the
          Nine-Month Period Ended September 30, 1994 (Unaudited)...............  4

       Consolidated Condensed Statement of Cash Flows for the Nine-Month
          Periods Ended September 30, 1994 and 1993 (Unaudited)................  5

       Notes to Consolidated Financial Statements (Unaudited)..................  6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..................................  8

PART II.     OTHER INFORMATION, AS APPLICABLE.................................. 16

SIGNATURES..................................................................... 17

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                         Quarter Ended          Nine Months Ended
                                                                          September 30               September 30
                                                                      1994        1993          1994          1993
- - ------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share amounts)
Revenues:
Premiums earned...............................................   $ 623,547   $ 612,768    $2,044,020    $1,797,201
Net investment income.........................................      65,362      58,366       192,615       182,399
Gain on sales of investments..................................       3,403      42,221         7,261       112,998
Other.........................................................      38,072      31,579       108,819        91,939
                                                                 ---------   ---------    ----------    ----------

                                                                   730,384     744,934     2,352,715     2,184,537
                                                                 ---------   ---------    ----------    ----------
Claims and expenses:
Policy claims and settlement expenses.........................     308,941     312,484     1,038,250       948,988
Policy acquisition costs and other insurance expenses.........     326,948     320,739     1,070,214       933,419
Interest......................................................      22,261      26,932        66,022        81,540
Other operating expenses......................................      47,535      44,581       140,283       127,604
                                                                 ---------   ---------    ----------    ----------
                                                                   705,685     704,736     2,314,769     2,091,551
                                                                 ---------   ---------    ----------    ----------
Income before income taxes, minority interests
    and equity in investee company............................      24,699      40,198        37,946        92,986
Provision for income taxes....................................      (7,400)    (11,700)      (11,100)      (27,000)
Minority interests............................................        (769)       (920)       (2,357)       (2,842)
Equity in investee company....................................       2,776       2,971         7,566         9,443
                                                                 ---------   ---------    ----------    ----------

Income before cumulative effect of change in
       accounting for income taxes............................      19,306      30,549        32,055        72,587

Cumulative effect of change in accounting for income taxes....          -           -             -         15,911
                                                                 ---------   ---------    ----------    ----------

Net income....................................................   $  19,306   $  30,549    $   32,055    $   88,498
                                                                 =========   =========    ==========    ==========
Per-share information:
Income before cumulative effect of change in
       accounting for income taxes............................   $     .17   $     .34    $      .28    $      .81

Cumulative effect of change in accounting for income taxes....          -           -             -            .18
                                                                 ---------   ---------    ----------    ----------
Net income....................................................   $     .17   $     .34    $      .28    $      .99
                                                                 =========   =========    ==========    ==========
Average number of common and common equivalent
      shares outstanding.....................................      115,165      89,695       115,073        89,440



See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           September 30  December 31
ASSETS                                                                             1994         1993
- - ------------------------------------------------------------------------------------------------------
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,062,608 and $973,113).......................     $  1,157,529  $   933,536
     Fixed maturities available for sale - at quoted market
        (cost $1,884,398 and $1,856,969)..............................        1,824,826    1,944,099
     Equity securities - at quoted market (cost $502,373
        and $458,217).................................................          594,606      547,173
     Short-term investments...........................................          193,067      372,507
Cash..................................................................           55,370       94,114
Premiums and other receivables........................................        1,256,520    1,089,772
Reinsurance recoverables..............................................        2,997,313    2,573,688
Federal and foreign income taxes, principally deferred taxes..........           91,677       63,391
Investments in real estate - at cost, less accumulated
     depreciation.....................................................          290,590      284,796
Investment in investee company........................................          150,577      158,279
Deferred policy acquisition costs.....................................          185,763      178,129
Excess of cost over fair value of net assets acquired, less
      accumulated amortization........................................          271,919      279,404
Other assets..........................................................          332,294      337,445
                                                                           ------------  -----------

                                                                           $  9,402,051  $ 8,856,333
                                                                           ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------------------------------------------------------------------------

Unearned premiums.....................................................     $  1,301,036  $ 1,276,331
Unpaid claims and related expenses....................................        5,792,669    5,253,137
Accounts payable and accrued expenses.................................          692,160      690,795
Reinsurance ceded premiums payable....................................          313,809      206,373
Term loans and short-term debt........................................          103,343      137,373
Debentures and notes..................................................          749,878      749,863
Minority interests - redeemable preferred stock of a
     subsidiary.......................................................           20,516       23,835
                                                                           ------------  -----------

                                                                              8,973,411    8,337,707
                                                                           ------------  -----------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 113,110 and 111,517 shares
       issued and outstanding.........................................           11,311       11,152
     Additional paid-in capital.......................................          534,057      525,289
     Retained earnings (deficit)......................................         (113,197)    (118,143)
     Net unrealized gain on investments...............................           11,324      115,023
     Net unrealized loss on foreign currency translation..............          (14,855)     (14,695)
                                                                           ------------  -----------

                                                                                428,640      518,626
                                                                           ------------  -----------

                                                                           $  9,402,051  $ 8,856,333
                                                                           ============  ===========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                         Net
                                                                                                  Unrealized
                                                                                            Net      Loss on
                                                        Additional      Retained     Unrealized      Foreign
                                               Common      Paid-In      Earnings        Gain on     Currency   Shareholders'
                                                Stock      Capital     (Deficit)    Investments  Translation         Equity
- - ---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share amount)
Balance, December 31, 1993...............     $11,152     $525,289     $(118,143)   $115,023       $(14,695)      $518,626

Issuance of common stock.................         159        8,687                                                   8,846

Transactions of investee
     company and other ..................                       81                    (7,711)                       (7,630)

Net income ..............................                                 32,055                                    32,055

Dividends ($.24 per share)...............                                (27,109)                                  (27,109)

Depreciation after deferred
     income taxes........................                                            (95,988)                      (95,988)

Foreign currency translation.............                                                             (160)           (160)
                                              -------     --------     ----------    -------      --------        --------

Balance, September 30, 1994..............     $11,311     $534,057     $(113,197)    $11,324      $(14,855)       $428,640
                                              =======     ========     ==========    =======      ========        ========






See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                        1994           1993
- - ------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES........................   $   164,774    $   170,483
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale................       305,281        315,367
Sales of fixed maturities held for investment...............        15,111             -
Redemptions of fixed maturities available for sale..........        44,294         95,448
Redemptions of fixed maturities held for investment.........        14,541        140,885
Sales of equity securities..................................       140,351        931,336
Sales of short-term investments - net.......................       189,255        130,679
Purchases of fixed maturities available for sale............      (396,638)      (665,006)
Purchases of fixed maturities held for investment...........      (256,947)      (390,741)
Purchases of equity securities..............................      (172,338)      (668,592)
Discontinued operations.....................................            -          69,157
Other - net.................................................       (29,186)       (38,595)
                                                               -----------    -----------
                                                                  (146,276)       (80,062)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans......................................        35,202         35,000
Decrease in short-term debt - net...........................          (290)        (1,171)
Repayments of term loans....................................       (68,942)       (82,042)
Issuance of common stock....................................         7,257          1,172
Repurchases of debentures and notes.........................            -          (3,777)
Collection of receivable pertaining to the issuance
     of common stock........................................            -          10,625
Dividends...................................................       (27,109)       (20,731)
Redemption of redeemable preferred stock
     of a subsidiary........................................        (3,360)        (3,360)
                                                               -----------    -----------
                                                                   (57,242)       (64,284)
                                                               -----------    -----------

Increase (decrease) in cash.................................       (38,744)        26,137
Cash, beginning of period...................................        94,114         63,575
                                                               -----------    -----------

Cash, end of period.........................................   $    55,370    $    89,712
                                                               ===========    ===========

Supplemental disclosures of cash flow information:

Interest paid...............................................   $    54,200    $    56,000
                                                               ===========    ===========

Income taxes refunded (paid)................................   $     8,400    $   (82,800)
                                                               ===========    ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1994, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1993) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


2.  EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.8 million and $7.6 million for the third quarter and first nine months of 1994 compared to equity income of $3.0 million and $9.4 million in the corresponding 1993 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Nine Months Ended September 30                     1994       1993
                                                 --------   --------
(In thousands, except per-share amounts)

    Revenues..................................   $442,796   $441,936
    Income before income taxes................     44,169     55,144
    Net income................................     29,200     41,200
    Net income per share......................       1.53       2.13


3.  REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):


                               Nine Months Ended September 30
                     -------------------------------------------------
                               1994                     1993
                     -----------------------   -----------------------
                      Premiums     Premiums     Premiums     Premiums
                       Written      Earned       Written      Earned
                     ----------   ----------   ----------   ----------
     Direct........  $1,999,501   $1,973,609   $1,889,560   $1,891,532
     Assumed.......     253,369      256,923      243,661      225,436
     Ceded.........    (869,360)    (864,384)    (807,423)    (956,715)
                     ----------   ----------   ----------   ----------

     Net premiums..  $1,383,510   $1,366,148   $1,325,798   $1,160,253
                     ==========   ==========   ==========   ==========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                Nine Months Ended
                                                   September 30
                                             -----------------------
                                                1994         1993
                                             ----------   ----------

Gross......................................  $1,731,724   $1,717,451
Reinsurance recoveries.....................    (753,715)    (824,617)
                                             ----------   ----------

Net policy claims and settlement expenses..  $  978,009   $  892,834
                                             ==========   ==========

4.  ADOPTION OF NEW  ACCOUNTING STANDARD

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial statements.

5.  INCOME TAXES

On September 22, 1994, the Company filed a Petition in the U.S. Tax Court for a redetermination of the deficiencies for the tax years ended December 31, 1980 and December 31, 1981 as set forth by the Commissioner of Internal Revenue in a Notice of Deficiency dated June 27, 1994. The Internal Revenue Service ("IRS") seeks, among other things, to disallow an investment tax credit of $36,499,000 with respect to intermodal cargo containers leased to others by a former subsidiary of the Company. The IRS asserts that the deficiencies would result in an increase in tax of $32,105,000 for 1980 and $74,000 for 1981, with interest compounded at the statutorily prescribed rates for the periods since those years. While the outcome of any litigation is uncertain, the Company believes, after consultation with counsel, that the additional tax liability, if any, including interest, will not have a material adverse effect on its consolidated financial statements.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
================================================================================

OVERVIEW

Net income in the third quarter and first nine months of 1994 was $19.3 million ($.17 per share) and $32.1 million ($.28 per share) compared to $30.5 million ($.34 per share) and $88.5 million ($.99 per share) in the corresponding 1993 periods. Net income for the first nine months of 1993 included income of $15.9 million ($.18 per share) resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments, which were $3.4 million and $7.3 million pretax in the third quarter and first nine months of 1994 compared to $42.2 million and $113.0 million pretax in the corresponding 1993 periods. The lower levels of realized gains were partially offset by improved underwriting results in property and casualty insurance.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written, net premiums earned and underwriting results were as follows (in thousands):

                                                                QUARTER ENDED SEPTEMBER 30
                -----------------------------------   ------------------------------------
                                               1994                                   1993
                -----------------------------------   ------------------------------------
                      Net         Net                        Net         Net
                 Premiums    Premiums  Underwriting     Premiums    Premiums  Underwriting
                  Written      Earned     Gain(Loss)     Written      Earned     Gain(Loss)
               ----------  ----------  ------------   ----------  ----------  ------------
Standard
Commercial     $  257,740  $  277,549      $(11,602)  $  304,901  $  256,760     $ (43,255)

Specialty
Commercial        155,542     150,369        (3,089)     134,281     127,593         6,215
               ----------  ----------  ------------   ----------  ----------  ------------
               $  413,282  $  427,918      $(14,691)  $  439,182  $  384,353     $ (37,040)
               ==========  ==========  ============   ==========  ==========  ============

                                                           NINE  MONTHS ENDED SEPTEMBER 30
               ------------------------------------   ------------------------------------
                                               1994                                   1993
               ------------------------------------   ------------------------------------
                      Net         Net                        Net         Net
                 Premiums    Premiums  Underwriting     Premiums    Premiums  Underwriting
                   Written     Earned     Gain(Loss)     Written      Earned     Gain(Loss)
               ----------  ----------  ------------   ----------  ----------  ------------
Standard
Commercial     $  940,074  $  920,441      $(73,060)  $  935,116  $  785,553     $(134,029)

Specialty
Commercial        443,436     445,707        (2,644)     390,682     374,700        18,674
               ----------  ----------  ------------   ----------  ----------  ------------
               $1,383,510  $1,366,148      $(75,704)  $1,325,798  $1,160,253     $(115,355)
               ==========  ==========  =============  ==========  ==========  ============

Standard commercial net premiums written in the first nine months of 1993 were reduced by $54.9 million, and standard commercial net premiums earned were reduced by $191.2 million, for premiums ceded under quota share treaties which were not renewed in 1993. These ceded premiums also reduced standard commercial net premiums earned in the third quarter of 1993 by $42.7 million. The increase in specialty commercial net premiums written during 1994 resulted from higher surety and general liability premiums and growth in reinsurance assumed.

The cost of catastrophes for both standard commercial and specialty commercial lines in the third quarter and first nine months of 1994 were $4.7 million and $40.0 million, arising primarily from the January 1994 California earthquake and severe winter storms. Catastrophe losses in the corresponding 1993 periods were $5.7 million and $25.3 million. Gross catastrophe losses, before reinsurance, were $107.8 million during the first nine months of 1994 compared to $69.0 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 102.8% and 105.1% for the third quarter and first nine months of 1994 compared to 108.3% and 109.5% in the corresponding 1993 periods. Excluding the effects of catastrophes, the combined ratios were 101.6% and 102.1% in the third quarter and first nine months of 1994 compared to 106.8% and 107.3% in the corresponding 1993 periods.

Underwriting results during 1994 for standard commercial lines have improved, despite a higher level of catastrophe losses primarily in the first half of the year. The improvement has resulted from lower loss and loss adjustment expenses particularly in the commercial automobile line and workers' compensation, as well as continued lower losses from involuntary pools. The underwriting results in specialty commercial lines remain strong. The decline in specialty commercial underwriting results in 1994 resulted from higher catastrophe losses in assumed reinsurance and higher loss experience in certain general liability lines.
These declines were partially offset by improved results in surety lines reflecting a decline in contractor defaults.

On November 8, 1988, voters in California approved Proposition 103, which requires a rollback of rates for property and casualty insurance policies issued or renewed after November 8, 1988 of 20% from November 1987 levels and freezes rates at such lower levels until November 1989. Proposition 103 also requires that subsequent rate changes be justified to, and approved by, an elected Insurance Commissioner, that automobile insurance rates be determined primarily by the driver's safety record and mileage driven, and that "good drivers" be given a 20% discount (in addition to the 20% rollback).

In 1989, the California Department of Insurance directed to United Pacific Insurance Company, one of the Company's California subsidiaries which writes business in California, a notice to reduce its current rates and make refunds to its policyholders by approximately $10.0 million. In January 1991, the regulations which formed the basis of the notice were repealed by the newly elected Insurance Commissioner. Since then, there have been several administrative hearings on rate rollback and several different sets of regulations issued.

Although the most recent regulations expired in June 1992, they were subject to ongoing administrative and legal challenges. In February 1993, the Los Angeles Superior Court issued a decision declaring several sections of the regulations invalid and enjoining the enforcement of the regulations. On August 18, 1994, the California Supreme Court issued a decision reversing the Superior Court and upholding the validity of the regulations issued by the Insurance Commissioner. Whether an appeal to the United States Supreme Court will be granted, and the outcome of any such appeal, are subject to significant uncertainties. No new regulations have been issued by the Commissioner. However, regulations which are ultimately adopted and upheld could result in the Company being ordered to make a refund to policyholders in an amount which may be greater than the amount specified in the Department's 1989 notice. Due to the uncertainty of the content of any new regulations and whether they will be subject to administrative or legal challenges, the Company is unable to predict the amount and timing of any rate rollback or refunds. If one or more of the Company's subsidiaries receives a rate rollback order, the Company is entitled to a hearing to present evidence to establish what it believes to be an appropriate rollback or refund amount, if any. The Company believes that even after considering investment income it did not earn a fair rate of return on its California business and the Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. While the Company does not believe that it is probable that its premium revenues will be subject to a refund which would have a material effect on its financial condition, in light of the various significant uncertainties discussed above, the amount of a refund, if any, is not currently reasonably estimable; consequently, the Company is unable to determine whether any such refund would have a material effect on its results of operations in future periods.

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

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $58.7 million and $172.9 million in the third quarter and first nine months of 1994 from $52.3 million and $164.6 million in the corresponding 1993 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments were $3.4 million and $8.2 million in the third quarter and first nine months of 1994 compared to $41.4 million and $108.8 million in the corresponding 1993 periods. Gains on sales of investments during the 1993 periods primarily resulted from sales of convertible preferred and common stocks and, in the third quarter of 1993, sales of fixed maturity investments.

TITLE INSURANCE OPERATIONS

Premiums and fees in the third quarter and first nine months of 1994 were $195.6 million and $677.9 million compared to $228.4 million and $636.9 million in the
corresponding 1993 periods.   The decline in premiums and fees in the third
quarter of 1994 when compared to the prior 1993 period resulted from lower levels of residential refinancing activity. Refinancing activity has declined steadily since March 1994 when mortgage interest rates began to rise. The Company does not anticipate an increase in refinancing activity in the fourth quarter. The increase in premiums and fees in the first nine months of 1994 when compared to the prior 1993 period resulted from an increase in lower margin agency premiums, reflecting the strong market conditions that existed in the fourth quarter of 1993 and the first quarter of 1994. The increase in agency premiums was partially offset by a decline in premiums from direct operations.

Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $94.9 million and $345.1 million in the third quarter and first nine months of 1994 compared to $104.0 million and $299.2 million in the corresponding 1993 periods. The change in agency commissions in 1994 when compared to 1993 reflects the volume of agency revenues. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses were $82.5 million and $266.2 million in the third quarter and first nine months of 1994 compared to $93.3 million and $259.0 million in the corresponding 1993 periods. The reduction in other expenses in the third quarter of 1994 when compared to the prior-year third quarter reflects various cost control measures, including staff reductions, undertaken by the Company. The expense ratio of the title insurance operations (which includes agency commissions) increased to 90.5% and 89.7% in the third quarter and first nine months of 1994 from 86.2% and 87.5% in the comparable 1993 periods resulting from the decline in premiums from direct operations.

The provision for claim losses were $17.3 million and $60.2 million for the quarter and nine months ended September 30, 1994 compared to $20.0 million and $56.2 million in the corresponding 1993 periods. Changes in the provision for claims during 1994, when compared to 1993, reflect corresponding changes in premiums and fees.

INVESTMENT PORTFOLIO

At September 30, 1994, the Company's investment portfolio aggregated $3.74 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At September 30, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $384.1 million (12 % of the fixed income portfolio) and $107.1 million (3 % of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.

OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $36.8 million and $105.4 million in the three-month and nine-month periods ended September 30, 1994, compared to $29.7 million and $86.5 million in the corresponding 1993 periods. The increase in revenues during 1994 reflects growth in the information technology business. Operating expenses incurred by these operations were $34.3 million and $100.4 million in the three-month and nine-month periods ended September 30, 1994, compared to $28.2 million and $82.9 million in the corresponding 1993 periods. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of income.

At September 30, 1994, the Company's real estate holdings had a carrying value of $290.6 million, which includes 11 shopping centers with an aggregate carrying value of $128.7 million, office buildings and other commercial properties, with an aggregate carrying value of $101.2 million, and undeveloped land with a carrying value of $60.7 million.

INTEREST EXPENSE

Interest expense declined to $22.3 million and $66.0 million in the three-month and nine-month periods ended September 30, 1994 from $26.9 million, and $81.5 million in the corresponding 1993 periods. These declines resulted from the refinancing completed on November 15, 1993, which decreased the amount of debt outstanding and the interest rates on such debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $88.7 million for the nine months ended September 30, 1994. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

In addition, under California Insurance law, Reliance Insurance Company is deemed to be a "commercially domiciled" California insurer and therefore subject to the dividend payment laws of California. However, the California laws that limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of the dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of Pennsylvania. As in Pennsylvania, the California Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

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

Total common and preferred stock dividends paid by Reliance Insurance Company during the first nine months of 1994 were $77.8 million ($75.8 million for common stock). During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania and California law. The Company believes such amount will be sufficient to meet its cash needs.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the nine months ended September 30, 1994, Reliance Insurance Company generated $220.1 million of cash flow from operating activities compared to $197.8 million in the corresponding 1993 period. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At September 30, 1994, Reliance Insurance Company had $243.4 million of cash and short-term investments.

For the nine months ended September 30, 1994, the Company generated $164.8 million of cash flow from operating activities compared to operating cash flow of $170.5 million in the corresponding 1993 period. The decline in operating cash flow reflects lower net income, partially offset by $11.8 million of state and local tax refunds received in the first nine months of 1994. In the corresponding 1993 period, operating cash flow was reduced by state and local tax payments of $30.0 million related to the sale of Frank B. Hall & Co. Inc.

The Company utilized $146.3 million of cash flow from investing activities for the nine months ended September 30, 1994 compared to $80.1 million in the corresponding 1993 period. Net purchases of marketable securities utilized cash flow of $117.1 million in the nine-month period ended September 30, 1994 compared to $110.6 million in the corresponding 1993 period. During the first nine months of 1994, the Company sold $15.1 million of fixed maturity investments classified as held for investment. These sales were in response to a significant deterioration in the issuers' creditworthiness.

The Company utilized $57.2 million and $64.3 million of cash flow from financing activities for the nine months ended September 30, 1994 and 1993, respectively. Cash was utilized principally for the reduction of debt and payment of dividends. Partially offsetting the utilization of cash flow from financing activities in the 1994 period was $7.3 million of cash received from the issuance of common stock.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million through December 31, 1998. At September 30, 1994, borrowings aggregating $5.0 million were outstanding under this facility. The Company had $853.2 million of debt outstanding at September 30, 1994 with approximately $26 million maturing on or before December 31, 1995, and an additional $104 million maturing on or before December 31, 1999. The Company expects to either generate sufficient cash flow from operations to repay these amounts at their existing maturities or refinance a portion of these obligations.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

- - --------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

     (a)   Exhibits.
           --------

           27. Financial Data Schedule

     (b)   Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RELIANCE GROUP HOLDINGS, INC.
                             ---------------------------------------
                                          (Registrant)


Date:  November 14, 1994     /s/ George E. Bello
       -----------------     ---------------------------------------
                             George E. Bello
                             Executive Vice President and Controller
                             (Chief Accounting Officer)