Form 10-K405
RELIANCE GROUP HOLDINGS INC
filed 1995-03-31
CIK 356395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 FOR THE TRANSITION PERIOD FROM ..................... TO .....................
             COMMISSION FILE NUMBER             1-8278
                            ................................................

                         RELIANCE GROUP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3082071
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

                   PARK AVENUE PLAZA
                  55 EAST 52ND STREET
                   NEW YORK, NEW YORK                                              10055
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED

Common Stock, $.10 Par Value             New York Stock Exchange and
                                           Pacific Stock Exchange
9% Senior Notes, Due November 15, 2000   New York Stock Exchange
9 3/4% Senior Subordinated Debentures,
  Due November 15, 2003                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Putable Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1995, 113,072,619 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $301,636,953.
                      DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Reliance Group Holdings, Inc. 1994 Annual Report--Parts I,
             II and IV.

         (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 11,
             1995--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Group Holdings, Inc. (the 'Company' or 'Reliance Group Holdings') is a holding company whose principal business is the ownership of property and casualty and title insurance companies. Reliance Insurance Company ('Reliance Insurance Company') and its property and casualty insurance subsidiaries (such subsidiaries, together with Reliance Insurance Company, the 'Reliance Property and Casualty Companies') and its title insurance subsidiaries (collectively, the 'Reliance Insurance Group') underwrite a broad range of commercial lines of property and casualty insurance, as well as title insurance. Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States.

     The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety. Established in 1987, Reliance National offers, through national and regional brokers, a broad range of commercial property and casualty insurance products and services for large companies and specialty line customers. Reliance National selects market segments where it can provide specialized coverages and services, and it conducts business nationwide and in certain international markets. In 1994, Reliance National accounted for 50% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance offers commercial property and casualty insurance coverages for mid-sized companies throughout the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks as well as insurance programs for groups with common insurance needs. Reliance Reinsurance primarily provides property and casualty treaty reinsurance for small to medium sized regional and specialty insurance companies located in the United States. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. The Reliance Property and Casualty Companies accounted for $1,777.3 million (67%) of the Reliance Insurance Group's 1994 net premiums earned.

     The Reliance Insurance Group's title insurance business consists of Commonwealth Land Title Insurance Company ('Commonwealth') and Transamerica Title Insurance Company ('Transamerica Title', together with Commonwealth and their respective subsidiaries, 'Commonwealth/Transamerica Title'). Commonwealth/Transamerica Title is the third largest title insurance operation in the United States, in terms of 1993 total premiums and fees. Commonwealth/Transamerica Title accounted for $856.8 million (33%) of the Reliance Insurance Group's 1994 net premiums earned.

     Business segment information for the years ended December 31, 1994, 1993 and 1992 is set forth in Note 17 to the Company's consolidated financial statements (the 'Consolidated Financial Statements'), which segment information is included in the Company's 1994 Annual Report and incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ('GAAP') unless otherwise specified.


     The Company owns all of the common stock of Reliance Financial Services Corporation ('Reliance Financial') which in turn owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 7 to the Consolidated Financial Statements.

OPERATING UNITS

     Property and Casualty Insurance. The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety. The following table sets forth the amount of net premiums written in each line of business by Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety for the years ended December 31, 1994, 1993 and 1992.

                                             1994                                           1993                         1992
                         --------------------------------------------   --------------------------------------------   --------
                                                  RELIANCE                                       RELIANCE
                         RELIANCE   RELIANCE    REINSURANCE/            RELIANCE   RELIANCE    REINSURANCE/            RELIANCE
                         NATIONAL   INSURANCE      SURETY      TOTAL    NATIONAL   INSURANCE      SURETY      TOTAL    NATIONAL
                         --------   ---------   ------------   ------   --------   ---------   ------------   ------   --------
                                                           (IN MILLIONS, EXCEPT PERCENTAGES)

General Liability........   $347      $  76         $ --       $  423     $288       $  82         $ --       $  370     $291
Workers' Compensation....    179        134           --          313      232         146           --          378      251
Automobile...............    109        135           --          244      119         141           --          260      151
Multiple Peril...........     32        148           --          180       33         154           --          187       12
Reinsurance..............     --         --          125          125       --          --          124          124       --
Surety...................     --         --          118          118       --          --          107          107       --
Involuntary..............     82         32           --          114       87          27           --          114       82
Ocean and Inland
  Marine.................     44         60           --          104       54          51           --          105       10
Accident and Health......     52         --           --           52       36          --           --           36        8
Other....................     45         46           --           91       23          67           --           90       24
                         --------   ---------      -----       ------   --------   ---------      -----       ------   --------
    Total................   $890      $ 631         $243       $1,764     $872       $ 668         $231       $1,771     $829
                         --------   ---------      -----       ------   --------   ---------      -----       ------   --------
                         --------   ---------      -----       ------   --------   ---------      -----       ------   --------
Percent of Total.........     50%        36%          14%         100%      49%         38%          13%         100%      54%
                         --------   ---------      -----       ------   --------   ---------      -----       ------   --------
                         --------   ---------      -----       ------   --------   ---------      -----       ------   --------


                                         RELIANCE
                           RELIANCE    REINSURANCE/
                           INSURANCE      SURETY      TOTAL
                           ---------   ------------   ------


General Liability........    $  59         $ --       $  350
Workers' Compensation....      168           --          419
Automobile...............      111           --          262
Multiple Peril...........      114           --          126
Reinsurance..............       --          108          108
Surety...................       --           94           94
Involuntary..............       28           --          110
Ocean and Inland
  Marine.................       39           --           49
Accident and Health......       --           --            8
Other....................      (8)           --           16
                           ---------      -----       ------
    Total................    $ 511         $202       $1,542
                           ---------      -----       ------
                           ---------      -----       ------
Percent of Total.........       33%          13%         100%
                           ---------      -----       ------
                           ---------      -----       ------

     The following table sets forth underwriting results for the Reliance Property and Casualty Companies for the years ended December 31, 1994, 1993 and 1992.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994        1993        1992
                                                              --------    --------    --------
                                                                (IN MILLIONS, EXCEPT RATIOS)
Net premiums written.......................................   $1,764.3    $1,770.6    $1,541.6
Underwriting loss(1).......................................      (97.3)     (175.2)     (219.3)
Combined ratio.............................................      104.4%      110.8%      114.1%

------------------
(1) Includes catastrophe losses for the years ended December 31, 1994, 1993 and 1992 of $50.1 million, $39.3 million and $61.1 million, respectively.

     The following table sets forth certain financial information of the Reliance Property and Casualty Companies based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company based upon GAAP, in thousands:

                                                    STATUTORY ACCOUNTING                                 GAAP
                          ------------------------------------------------------------------------   -------------

                                                                 TOTAL                    POLICY-       COMMON
YEAR ENDED                 PREMIUMS    UNEARNED      LOSS       ADMITTED       TOTAL      HOLDERS    SHAREHOLDER'S
DECEMBER 31,               WRITTEN     PREMIUMS    RESERVES      ASSETS     LIABILITIES   SURPLUS*      EQUITY
------------------------  ----------   --------   ----------   ----------   -----------   --------   -------------
1994....................  $1,773,196   $833,643   $3,033,020   $5,296,931   $ 4,388,393   $908,538    $  1,076,840
1993....................   1,810,070    834,855    2,846,073    4,968,714     4,066,424    902,290       1,171,490
1992....................   1,548,819    648,705    2,617,040    4,521,153     3,663,542    857,611       1,060,774

------------------
* Includes Reliance Insurance Company's investment in title insurance operations of $180.8 million at December 31, 1994.

     The Reliance Property and Casualty Companies write insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and The Virgin Islands. The Reliance Property and Casualty Companies also write insurance in the European Community through offices in the United Kingdom, the Netherlands and Spain, and in the Americas through offices in Canada, Mexico and Argentina. In 1994, California, New York, Texas, Pennsylvania and Florida accounted for approximately 18%, 9%, 7%, 6% and 5%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Property and Casualty Companies. The Reliance Property and Casualty Companies write insurance through independent agents, program agents and brokers. No single insurance agent or broker accounts for 10% or more of the direct premiums written by the Reliance Property and Casualty Companies.

     The Reliance Property and Casualty Companies ranked 32nd among property and casualty insurance companies and groups in terms of net premiums written during 1993, according to Best's Insurance Management Reports. A. M. Best & Company, Inc. ('Best'), publisher of Best's Insurance Reports, Property-Casualty, has assigned an A- (Excellent) rating to the Reliance Property and Casualty Companies. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An A- (Excellent) rating is assigned to those companies which have demonstrated excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ('S&P') rates the claims-paying ability of the Reliance Property and Casualty Companies A. S&P's ratings are based on quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. An A rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Best's ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Property and Casualty Companies are lower than those of many of the insurance companies with which the Reliance Property and Casualty Companies compete, management believes that the current ratings are adequate to enable the Reliance Property and Casualty Companies to compete successfully.

     Reliance National. Established in 1987, Reliance National offers a broad range of commercial insurance products and services to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services. Reliance National selects market segments where it can provide specialized coverages and services. In 1994, Reliance National accounted for 50% of the net premiums written by the Reliance Property and Casualty Companies. Reliance National, which conducts business nationwide, is headquartered in New York City and has regional offices in seven states. Reliance National also conducts business in the European Community through offices located in the United Kingdom, the Netherlands and Spain and in the Americas through offices in Canada, Mexico and Argentina. In 1994, Reliance National completed its acquisition of a Mexican insurance company and purchased an Argentinean insurance company. Reliance National distributes its products primarily through national insurance brokers. Reliance National maintains an underwriting staff in the United States, the United Kingdom, Canada and Mexico, an actuarial staff in the United States and makes extensive use of third party administrators and technical consultants for certain claims and loss control services. Net premiums written by Reliance National were $889.7 million, $872.2 million and $828.6 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of individual departments, each focusing on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products. Reliance National's eight major divisions are:

     o Risk Management Services, Reliance National's largest division, targets Fortune 1,000 companies and multinationals with a broad array of coverages and services. Its use of risk financing techniques such as retrospectively rated policies, self-insured retentions, deductibles, captives, alternative risk funding and fronting arrangements all help clients to reduce costs and/or manage cash flow more efficiently. It provides workers' compensation, commercial automobile, general liability and pollution coverages. In 1994, this division had net premiums written of $290.8 million.

     o Special Operations provides coverages for construction, transportation and ocean marine risks and offers non-standard personal automobile insurance for drivers unable to obtain insurance in the standard market. In 1994, this division had net premiums written of $181.4 million.

     o Excess and Surplus Lines provides professional liability insurance to architects and engineers, lawyers, healthcare providers and other professions, and markets excess and umbrella coverages. It also provides employment practices liability insurance and develops and provides insurance products to certain markets requiring specialized underwriting, such as the entertainment industry market. In 1994, this division had net premiums written of $121.6 million.

     o International writes predominantly commercial property and casualty insurance products, including specialized coverages such as excess casualty, directors and officers liability, and fidelity insurance, in the European Community, Canada, Mexico and Argentina. It also provides certain risk management services for foreign subsidiaries of United States multinational corporations. In 1994, this division had net premiums written of $86.4 million.

     o Financial Products provides directors and officers liability insurance and, for financial institutions, errors and omissions insurance. In 1994, this division had net premiums written of $70.7 million.

     o Financial Specialty Coverages provides aviation and space satellite risk coverages on an assumed and direct basis, and also underwrites complex non-traditional insurance and reinsurance products, including finite risk transactions. In 1994, this division had net written premiums of $53.9 million.

     o Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs. In 1994, this division had net premiums written of $48.1 million.

     o Property provides commercial property coverage focusing on excess and specialty commercial property. In 1994, this division had net premiums written of $23.0 million.

     Reliance National attempts to limit its exposure to losses through the use of certain methods such as claims-made policies, retrospectively rated policies, high deductible policies and reinsurance. Approximately 23% of Reliance National's net premiums written during 1994 were written on a 'claims-made' basis which provides coverage only for claims reported during the policy period or within an established reporting period, as opposed to 'occurrence' basis policies which provide coverage for events during the policy period without regard for when the claim is reported. Claims-made policies mitigate the 'long tail' nature of the risks insured.

     Approximately 13% of Reliance National's net premiums written during 1994 were written on a retrospectively rated or loss sensitive basis, whereby the insured effectively pays for a large portion or, in many cases, all of its losses. Approximately 6% of Reliance National's net premiums written during 1994 were written on a high deductible basis, whereby the insured pays for all of its losses up to the deductible amount. The use of high deductible policies results in lower premiums and losses for Reliance National as loss payments made by an insured under a high deductible policy are not considered premium or losses to an insurer. With retrospectively rated and high deductible policies Reliance National provides insurance and loss control management services, while reducing its underwriting risk. Reliance National assumes a credit risk in connection with retrospectively rated and high deductible policies and, therefore, accounts with such policies undergo extensive credit analysis by a centralized credit department. Collateral in the form of bank letters of credit, trust accounts or cash collateral is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, approximately 91% of Reliance National's net premiums written during 1994 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes. Its largest single exposure, net of reinsurance, at December 31, 1994, was $2.3 million per occurrence.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance distributes its products through approximately 2,800 independent agents, program agents and brokers. Reliance Insurance's customers are primarily closely held companies with 25 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including property, general liability, commercial automobile and workers' compensation (the majority of which is written on a loss sensitive or retrospectively rated basis). Reliance Insurance is headquartered in Philadelphia and operates in 50 states and the District of Columbia. Net written premiums by Reliance Insurance were $631.0 million (including $20.7 million of personal lines premiums), $668.2 million (including $45.4 million of personal lines premiums) and $510.8 million (including $8.8 million of personal lines premiums) for the years ended
December 31, 1994, 1993 and 1992, respectively.

     Reliance Insurance is organized into the Commercial Insurance Division, comprised of the Standard Commercial department and the Large Accounts department, and the Custom Underwriting Facility, comprised of the Special Risk department and the Program department. The Commercial Insurance Division provides its products and services through a decentralized network of regional and branch offices. This organization allows it to place major responsibility and accountability for underwriting, sales, claims, and customer service close to the insured. The Custom Underwriting Facility's Special Risk department has three regional offices and the Program department has one central office.

     The Commercial Insurance Division's Standard Commercial department focuses on accounts with annual premiums of up to $1 million. This department offers a broad range of traditional commercial coverages, primarily written on a guaranteed cost basis. The Standard Commercial department had net written premiums of $312.8 million in 1994. The Commercial Insurance Division's Large Accounts department focuses on casualty exposures of accounts with annual premiums in excess of $1 million, where it is able to offer more flexible coverages through the use of retrospectively rated and high deductible policies. The Large Accounts department primarily provides workers' compensation insurance and approximately 85% of its business was written on a loss sensitive basis. Accounts with retrospectively rated and high deductible policies undergo extensive credit analysis by a centralized credit department and collateral is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure. The Large Accounts department wrote $115.7 million of net premiums in 1994.

     The Custom Underwriting Facility's Special Risk department provides underwriting of excess and surplus coverages (generally with lower net retentions than for other commercial lines written by Reliance Insurance) for risks with unique exposures. The Special Risk department had net written premiums of $109.5 million in 1994.

The Custom Underwriting Facility's Program department provides property and liability insurance programs, targeting homogeneous groups of insureds with particular insurance needs, such as auto rental companies, day care centers and municipalities. These programs are administered by independent program agents, with Reliance Insurance retaining authority for all underwriting and pricing decisions. Program agents market the programs, gather the initial underwriting data and, if authorized by Reliance Insurance, issue the policies. All claims and other services are handled by Reliance Insurance. The Program department had net written premiums of $73.4 million in 1994.

     Reliance Insurance has substantially withdrawn from personal lines, where it has had unfavorable experience and does not perceive a potential for long-term profitability. The Reliance Property and Casualty Companies derived 1.2% of their net premiums written from personal lines in 1994, compared with 2.6% in 1993.

     Reliance Reinsurance. Reliance Reinsurance provides property reinsurance on a treaty basis and casualty reinsurance on a treaty and facultative basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the 'lower layers,' the first $1 million of primary coverage, where losses are more predictable and quantifiable. The assumed reinsurance business of the Reliance Property and Casualty Companies is conducted nationwide and is headquartered in Philadelphia. Net written premiums by Reliance Reinsurance were $125.6 million, $123.6 million and $107.9 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     Reliance Surety. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients, and actively manages the claims function to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with the major contractors it has insured. Reliance Surety has established an operation targeting smaller contractors, an area traditionally less fully serviced by national surety companies and one providing potential growth for Reliance Surety. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 43 branch offices and approximately 3,200 independent agents and brokers. Net written premiums by Reliance Surety were $118.0 million, $106.7 million and $94.3 million for the years 1994, 1993 and 1992, respectively.

     Surety bonds guarantee the payment or performance of one party (called the principal) to another party (called the obligee). This guarantee is typically evidenced by a written agreement by the surety (e.g., Reliance Insurance Company) to discharge the payment or performance obligations of the principal pursuant to the underlying contract between the obligee and the principal. Fidelity bonds insure against losses arising from employee dishonesty. Financial institution fidelity bonds insure against losses arising from employee dishonesty and other specifically named theft and fraud perils.

     Title Insurance. Through Commonwealth/Transamerica Title, the Company writes title insurance for residential and commercial real estate nationwide and provides escrow and settlement services in connection with real estate closings. The National Title Services division of Commonwealth/Transamerica Title provides title services for large and multi-state commercial transactions. Through the Commonwealth OneStop(Trademark) program, Commonwealth/Transamerica Title provides national lenders with a full range of residential closing services, including title insurance through its National Residential Title Services division, appraisal management through its CLT Appraisal Services, Inc. subsidiary, and other real estate related services. Commonwealth/Transamerica Title is the third largest title insurance operation in the United States, based on 1993 total premiums and fees. Commonwealth/Transamerica Title had premiums and fees (excluding Commonwealth Mortgage Assurance

Corporation, its mortgage insurance subsidiary which was sold in the fourth quarter of 1992) of $856.8 million, $893.4 million and $770.5 million for the years 1994, 1993 and 1992, respectively.

     Commonwealth/Transamerica Title is organized into six regions with more than 325 offices covering all 50 states, as well as Puerto Rico and the Virgin Islands. In 1994, Texas, California, Florida, Pennsylvania, New York, Washington and Michigan accounted for approximately 11%, 10%, 10%, 8%, 7%, 6% and 6%, respectively, of revenues for premiums and services related to title insurance. No other state accounted for more than 5% of such revenues. Commonwealth/Transamerica Title is committed to increasing its market share through a carefully developed plan of expanding its direct and agency operations, including selective acquisitions.

     A title insurance policy protects the insured party and certain successors in interest against losses resulting from title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from the policy's provisions. Generally, a title policy is obtained by the buyer, the mortgage lender or both at the time real property is transferred or refinanced. The policy is written for an indefinite term for a single premium which is due in full upon issuance of the policy. The face amount of the policy is usually either the purchase price of the property or the amount of the loan secured by the property. Title policies issued to lenders insure the priority position of the lender's lien. Many lenders require title insurance as a condition to making loans secured by real estate. Title insurers, unlike other types of insurers, seek to eliminate future losses through the title examination process and the closing process, and a substantial portion of the expenses of a title insurer relate to those functions.

     Consulting and Technical Services.  RCG International, Inc. ('RCG'), a

subsidiary of the Reliance Insurance Group, and its subsidiaries provide consulting and technical services to industry, government and nonprofit organizations, principally in the United States and Europe, and also in Canada, Asia, South America, Africa and Australia. The services provided by RCG include consulting in two principal areas: information technology, which provides computer-related professional services to large corporate clients, and energy/environmental services. RCG and its subsidiaries had revenues of $141.6 million, $116.8 million and $109.1 million for 1994, 1993 and 1992, respectively.

SALE OF NON-CORE OPERATIONS

     The Company has realigned its operations to emphasize commercial property and casualty insurance, particularly specialized insurance products and complex risks of larger accounts, and title insurance. In July 1993, the Company completed the sale of its life insurance subsidiary, United Pacific Life Insurance Company ('UPL'). In the fourth quarter of 1992, the Company sold substantially all of the operating assets and insurance brokerage, employee benefits consulting and related services businesses of its insurance brokerage subsidiary, Frank B. Hall & Co. Inc. ('Hall'). Also in the fourth quarter of 1992, the Company sold its mortgage insurance subsidiary, Commonwealth Mortgage Assurance Corporation ('CMAC'), through a public offering of 100% of the common stock of CMAC Investment Corporation ('CMAC Investment'). For a further description of the above referenced transactions, see Notes 13 and 15 to the Consolidated Financial Statements.

INSURANCE CEDED

     All of the Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. Although the ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes a related liability and, accordingly, it is the practice of the industry, as permitted by statutory regulations, to treat properly reinsured exposures as if they were not exposures for which the primary insurer is liable. The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). Limits and retentions are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, and market terms, conditions and capacity, and may change over time. Reliance National and Reliance Insurance limit their exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, Reliance National and Reliance Insurance purchase additional facultative reinsurance to further reduce their retentions below the treaty levels.

     During 1994, the highest net retention per occurrence for casualty risk was $2.2 million for Reliance National and $3.0 million for Reliance Insurance. In addition, both Reliance National and Reliance Insurance purchase 'casualty clash' coverage to provide protection in the event of losses incurred by multiple coverages on one occurrence.

     During 1994, the highest net retention per occurrence for property risk was $2.3 million for Reliance National and $3.2 million for Reliance Insurance. In addition, during 1994, Reliance National and Reliance Insurance together had reinsurance for 95% of net retained property catastrophe losses in excess of $15 million and up to $107 million. Thus, for all net retained losses attributable to a single catastrophe of $107 million, Reliance National and Reliance Insurance together retained a maximum exposure of $19.6 million. Any net retained loss from a single catastrophe beyond $107 million is not reinsured and is retained by Reliance National and Reliance Insurance together. Renewal of catastrophe coverage during the term of the treaty is provided by a provision for one automatic reinstatement of the original coverage at a contractually determined premium. The Company believes that the limit of $107 million of net retained losses per occurrence is sufficient to cover its probable maximum loss in the event of a catastrophe.

     Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $50.1 million in 1994 ($134.0 million before insurance ceded), which included $44.9 million ($127.0 million before insurance ceded) arising from the January 1994 California earthquake, compared to $39.3 million in 1993 ($88.5 million before insurance ceded). Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $61.1 million in 1992 ($119.2 million before insurance ceded), which included $45.6 million ($94.1 million before insurance ceded) arising from Hurricane Andrew.

     A catastrophic event can cause losses in lines of insurance other than property. Both Reliance National and Reliance Insurance purchase workers' compensation reinsurance coverage up to $200 million to provide protection against losses under workers' compensation policies which might be caused by catastrophes. Such workers' compensation reinsurance applies after retentions by Reliance National of up to $500,000 and Reliance Insurance of up to $1 million. For Reliance Insurance, any such losses over $200 million would be covered by the property catastrophe treaty to the extent of available capacity. For Reliance National, any such losses over $200 million and up to $255 million would be covered by Reliance National's casualty clash coverage.

     Reliance National and Reliance Insurance have also purchased reinsurance to cover aggregate retained catastrophe losses in the event of multiple catastrophes in any one year. This reinsurance agreement provides coverage for up to 93% of aggregate catastrophe losses between $12.5 million and $31.0 million, after applying a deductible of $3.8 million per catastrophe.

     Reliance Surety retains 100% of surety bond limits up to $2 million. For surety bonds in excess of $2 million, up to $40 million, Reliance Surety obtains 50% quota share reinsurance. For surety bonds between $40 million and $50 million, Reliance Surety obtains 60% quota share reinsurance. In addition, Reliance Surety has excess of loss protection, with a net retention of up to $4.3 million, for losses up to $30 million on any one principal insured. For fidelity business, Reliance Surety retains 100% of each loss up to $1.5 million. Reliance Surety has obtained reinsurance above that retention up to a maximum of $8.5 million on each loss.


     Reliance Reinsurance writes treaty property and casualty reinsurance and facultative casualty reinsurance with limits of $1.5 million per program. Facultative property reinsurance, which was discontinued in February 1994, was written with limits of $10 million per risk, of which the Company retained $500,000 after the purchase of reinsurance. Reliance Reinsurance purchases catastrophe protection for its property treaty and facultative insurance assumed of $5.0 million in excess of a $2.5 million per occurrence retention, with a contractual provision for a reinstatement. In 1994, Reliance Reinsurance also wrote a specific catastrophe book of business with an aggregate limit of $17.7 million for any one event, not subject to the above protection. In 1994, losses and expenses of $12.5 million incurred under this specific catastrophe program were offset by premiums of $11.0 million. As of December 31, 1994, Reliance Reinsurance no longer writes a specific catastrophe book of business.

     Commonwealth/Transamerica Title generally retains no more than $60 million on any one risk, although it often retains significantly less than this amount, with reinsurance placed with other title companies. Commonwealth/Transamerica Title also purchases reinsurance from Lloyd's of London which provides coverage for 80% of losses between $20 million and $60 million, on any one risk. The largest net loss paid by Commonwealth or, since its acquisition, Transamerica Title on any one risk was approximately $5 million.

     Premiums ceded by the Reliance Insurance Group to reinsurers were $1.2 billion and $1.1 billion in 1994 and 1993, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds. At December 31, 1994, the Reliance Insurance Group had reinsurance recoverables of $2.9 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee or a credit department to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by Reliance Insurance Group. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash collateral, to secure recoverables from unauthorized reinsurers. The Company had $8.2 million reserved for potentially unrecoverable reinsurance at December 31, 1994. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers. While the Company is aware of financial difficulties experienced by certain Lloyd's of London syndicates, the Company has not experienced deterioration of payments from the Lloyd's of London syndicates from which it has reinsurance. The Company has no reason to believe that the Lloyd's of London syndicates from which it has reinsurance will be unable to satisfy claims that may arise with respect to ceded losses.

     In 1994, the Reliance Property and Casualty Companies did not cede more than 5.1% of direct premiums to any one reinsurer and no one reinsurer accounted for more than 10.9% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1994 ceded premiums, are as follows:


                                                                                 1994
                                                                                 CEDED         BEST
                                                                                PREMIUM       RATING
                                                                             -------------    ------
                                                                             (IN MILLIONS)
American Re-Insurance Company.............................................      $ 132.8           A+
North American Reinsurance Corp...........................................         98.8           A
Lloyd's of London.........................................................         93.5          (1)
Hertz International Reinsurance Ltd.......................................         67.3          (2)
Commercial Risk Re-Insurance Co...........................................         45.8          (3)
GIO Insurance Ltd.........................................................         35.9          (4)
TRN Insurance Company.....................................................         34.7          (2)
Employers Reinsurance Corp................................................         34.5           A++
TIG Reinsurance Company...................................................         29.6           A
Transatlantic Reinsurance Company.........................................         26.7           A+

------------------
(1) Individual Lloyd's of London syndicates are not rated by Best.
(2) An unrated captive reinsurer that is not affiliated with the Company. Recoverables from such reinsurer are fully collateralized.
(3) Assigned a Best's Rating of NA-3 (Insufficient Operating Experience) as the reinsurer has not accumulated five years of representative operating experience.
(4) Reinsurer is not rated by Best. The S&P Rating for such reinsurer is A.

     The Reliance Insurance Group maintains no 'Funded Cover' reinsurance agreements. 'Funded Cover' reinsurance agreements are multi-year retrospectively rated reinsurance agreements which may not meet relevant accounting standards for risk transfer and under which the reinsured must pay additional premiums in subsequent years if losses in the current year exceed levels specified in the reinsurance agreement.

PROPERTY AND CASUALTY LOSS RESERVES

     As of March 15, 1995, the Reliance Insurance Group maintains a staff of 101 actuaries, of whom 17 are fellows of the Casualty Actuarial Society and one is a fellow of the Society of Actuaries. This staff regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.


     The following tables present information relating to the liability for unpaid claims and related expenses ('loss reserves') for the Reliance Property and Casualty Companies. The table below provides a reconciliation of beginning and ending liability balances for the years ended December 31, 1994, 1993 and 1992.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1994          1993          1992
                                                                           ----------    ----------    ----------
                                                                                       (IN THOUSANDS)
Liability for unpaid claims and related expenses (loss reserves),
  beginning of year.....................................................   $5,048,442    $4,571,792    $3,685,049
  Less reinsurance recoverables.........................................    2,116,914     1,868,800     1,309,814
                                                                           ----------    ----------    ----------
Net liability for unpaid claims and related expenses (loss reserves),
  beginning of year.....................................................    2,931,528     2,702,992     2,375,235
                                                                           ----------    ----------    ----------
Provision for policy claims and related expenses:
  Provision for insured events of the current year......................    1,274,649     1,195,425     1,258,111
  Increase in provision for insured events of prior years...............       22,444        40,169        31,487
                                                                           ----------    ----------    ----------
     Total provision....................................................    1,297,093     1,235,594     1,289,598
                                                                           ----------    ----------    ----------
Payments for policy claims and related expenses:
  Attributable to insured events of the current year....................      321,538       229,778       271,878
  Attributable to insured events of prior years.........................      780,961       776,881       689,181
                                                                           ----------    ----------    ----------
     Total payments.....................................................    1,102,499     1,006,659       961,059
                                                                           ----------    ----------    ----------
Foreign currency translation............................................        1,659          (399)         (782)
                                                                           ----------    ----------    ----------
Net liability for unpaid claims and related expenses (loss reserves),
  end of year...........................................................    3,127,781     2,931,528     2,702,992
  Plus reinsurance recoverables.........................................    2,453,702     2,116,914     1,868,800
                                                                           ----------    ----------    ----------
Liability for unpaid claims and related expenses (loss reserves), end of
  year*.................................................................   $5,581,483    $5,048,442    $4,571,792
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

------------------
* Loss reserves exclude the loss reserves of title operations of $228.1 million, $204.7 million and $173.3 million at December 31, 1994, 1993 and 1992, respectively.

     Policy claims and settlement expenses includes a provision for insured events of prior years of $22.4 million, $40.2 million and $31.5 million for the years 1994, 1993 and 1992, respectively. The 1994 provision includes $17.0 million of adverse development related to prior year asbestos-related and environmental pollution claims. Development in asbestos-related and environmental pollution claims primarily affects general liability and multiple peril lines of business. The 1994 provision also includes $14.7 million of adverse development from other general liability lines. This development was partially offset by $13.3 million of favorable development in workers' compensation. The 1993 provision includes $21.1 million of adverse development from workers' compensation reinsurance pools and $35.2 million of adverse development related to prior-year asbestos-related and environmental pollution claims. This development was partially offset by favorable development in other lines of business, including other general liability lines. The 1992 provision includes $55.6 million of adverse development from workers' compensation and automobile reinsurance pools. This development was partially offset by favorable development of $11.9 million from two general liability claims and favorable development of $10.7 million related to unallocated loss adjustment expenses.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Property and Casualty Companies. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1994. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1994, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ('General Casualty') at April 30, 1990 (the date of sale of General Casualty), relating to 1984 to 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1984 through 1993, the Company has experienced deficiencies in its estimated liability for loss reserves. Included in these deficiencies were provisions of $156.0 million in 1991 and $100.0 million in 1986 specifically made to strengthen prior-years' loss reserves. The Company's loss reserves during this period have been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                      DECEMBER 31,
                       ----------------------------------------------------------------------------------------------------------

                          1994        1993        1992        1991        1990        1989        1988        1987        1986
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for
  unpaid claims and
  related expenses
  (loss
  reserves)(1)........ $3,127,781  $2,931,528  $2,702,992  $2,375,235  $1,893,421  $1,962,822  $1,644,057  $1,494,227  $1,425,942
Net liability
  reestimated as of:
  One year later......         --      100.8%      101.5%      101.3%      114.4%      104.8%      104.8%      107.8%      106.6%
  Two years later.....         --         --       103.1%      104.4%      115.2%      117.0%      113.5%      112.0%      115.6%
  Three years later...         --         --          --       105.7%      119.6%      118.2%      121.8%      118.5%      121.6%
  Four years later....         --         --          --          --       120.7%      120.9%      123.2%      125.0%      127.2%
  Five years later....         --         --          --          --          --       122.2%      127.8%      126.7%      132.3%
  Six years later.....         --         --          --          --          --          --       128.7%      131.8%      135.1%
  Seven years later...         --         --          --          --          --          --          --       133.1%      140.0%
  Eight years later...         --         --          --          --          --          --          --          --       141.4%
  Nine years later....         --         --          --          --          --          --          --          --          --
  Ten years later.....         --         --          --          --          --          --          --          --          --
Redundancy
  (Deficiency)........         --       (0.8%)      (3.1%)      (5.7%)      (20.7%)     (22.2%)     (28.7%)    (33.1%)     (41.4%)
                            -----      -----       -----       -----        -----       -----       -----      -----       -----
Paid (cumulative) as
  of:
  One year later......         --       26.6%       28.7%       29.0%       36.6%       40.7%       41.6%       38.6%       42.0%
  Two years later.....         --         --        48.0%       48.6%       57.9%       65.4%       71.6%       65.8%       68.4%
  Three years later...         --         --          --        62.1%       72.8%       82.2%       86.4%       88.2%       88.1%
  Four years later....         --         --          --          --        83.0%       91.3%       97.2%       99.5%      103.9%
  Five years later....         --         --          --          --          --        97.8%      103.0%      106.2%      112.1%
  Six years later.....         --         --          --          --          --          --       107.3%      110.7%      117.1%
  Seven years later...         --         --          --          --          --          --          --       113.9%      120.8%
  Eight years later...         --         --          --          --          --          --          --          --       123.7%
  Nine years later....         --         --          --          --          --          --          --          --          --
  Ten years later.....         --         --          --          --          --          --          --          --          --


                           1985        1984
                        ----------  ----------
Net liability for
  unpaid claims and
  related expenses
  (loss
  reserves)(1)........  $1,248,713  $1,162,200
Net liability
  reestimated as of:
  One year later......      122.1%      109.3%
  Two years later.....      134.5%      126.3%
  Three years later...      142.5%      135.7%
  Four years later....      150.4%      142.3%
  Five years later....      155.1%      149.2%

  Six years later.....      161.2%      152.4%
  Seven years later...      163.5%      157.8%
  Eight years later...      168.5%      159.6%
  Nine years later....      169.3%      165.1%
  Ten years later.....         --       165.7%
Redundancy
  (Deficiency)........      (69.3%)     (65.7%)
                           ------      ------
Paid (cumulative) as
  of:
  One year later......       48.1%       47.2%
  Two years later.....       79.1%       76.2%
  Three years later...       98.9%       98.5%
  Four years later....      114.4%      111.0%
  Five years later....      127.3%      121.2%
  Six years later.....      134.9%      130.1%
  Seven years later...      138.5%      135.8%
  Eight years later...      141.9%      138.6%
  Nine years later....      144.1%      142.2%
  Ten years later.....         --       144.2%

------------------
(1) The gross liability for unpaid claims and related expenses was $5.6 billion at December 31, 1994. The gross liability for unpaid claims and related expenses for years 1993 and prior was redundant by $144.4 million at December 31, 1994.

     The difference between the property and casualty liability for loss reserves at December 31, 1994 and 1993 reported in the Company's consolidated financial statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1994          1993
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)
Net Liability reported under statutory accounting practices...........................   $3,033,016    $2,846,073
Adjustment for GAAP basis accrual of estimated salvage and subrogation recoveries.....       (9,858)       (9,360)
Additional discount of workers' compensation reserves.................................      104,145        95,996
Foreign currency translation..........................................................          478        (1,181)
                                                                                         ----------    ----------
Net Liability reported................................................................   $3,127,781    $2,931,528
                                                                                         ----------    ----------
                                                                                         ----------    ----------


     The difference between the property and casualty liability for loss reserves at December 31, 1994 and 1993 reported in the Company's consolidated financial statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1994          1993
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)
Liability reported under statutory accounting practices...............................   $5,395,846    $4,878,016
Adjustment for GAAP basis accrual of estimated salvage and subrogation recoveries.....      (11,984)      (11,484)
Additional discount of workers' compensation reserves.................................      198,808       186,556
Foreign currency translation..........................................................       (1,187)       (4,646)
                                                                                         ----------    ----------
Liability reported....................................................................   $5,581,483    $5,048,442
                                                                                         ----------    ----------
                                                                                         ----------    ----------

     Property and casualty loss reserves are based on an evaluation of reported claims, in addition to statistical projections of claims incurred but not reported and loss adjustment expenses. Estimates of salvage and subrogation are deducted from the liability for unpaid claims. Also considered are other factors such as the promptness with which claims are reported, the history of the ultimate liability for such claims compared with initial and intermediate estimates, the type of insurance coverage involved, the experience of the property and casualty industry and other economic indicators, when applicable.

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Property and Casualty Companies apply a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix, the economic environment in which property and casualty companies operate and the trend toward increasing claims and awards. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The Reliance Property and Casualty Companies regularly analyze their reserves and review their pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Property and Casualty Companies consult with independent actuarial firms concerning reserving practices and levels. The Reliance Property and Casualty Companies are required by state insurance regulators to file, along with their statutory reports, a statement of actuarial reserve opinion setting forth an actuary's assessment of their reserve status and, in 1994, the Reliance Property and Casualty Companies used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves require continual updates. The process of estimating claims is a complex task and the ultimate liability may be more or less than such estimates indicate.

Since 1989, the Reliance Property and Casualty Companies have increased their premium writings in long tail lines of business. Estimation of loss reserves for these lines of business is more difficult than for short tail lines because claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variations in loss development are more likely in these lines of business. The Reliance Property and Casualty Companies attempt to reduce these variations in certain of its long tail lines, primarily directors and officers liability, professional liability and general liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Property and Casualty Companies also seek to limit the loss from a single event through the use of reinsurance.

     In calculating the liability for loss reserves, the Reliance Property and Casualty Companies discount workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Property and Casualty Companies in workers' compensation reinsurance pools are discounted. The discounting of all claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $245.7 million, $284.7 million and $289.5 million at December 31, 1994, 1993 and 1992, respectively. The discount in 1994 was reduced by $27.3 million plus discount amortization of $11.7 million, resulting in a reduction in pre-tax income of $39.0 million. The discount in 1993 was increased by $7.9 million, which was more than offset by discount amortization resulting in a decrease in pre-tax income of $4.8 million. The discount in 1992 was increased by $54.1 million which was partially offset by discount amortization, resulting in an increase in pre-tax income of $45.7 million.

     The liability for loss reserves includes provisions for inflation in several ways, depending on how the reserve is established. An explicit provision for inflation is used where estimates of ultimate loss are based on pricing. A provision for inflation is also included for certain discounted workers' compensation claims. In these cases, the provision for inflation is based on factors supplied by the respective workers' compensation rating bureaus which have jurisdiction for states which provide for cost-of-living increases in indemnity benefits. In other reserves, the analysis reflects the effect of inflationary trends as part of the overall effect on claim costs, as well as changes in marketing, underwriting, reporting and processing systems, claims settlement and coverages purchased.

     Included in the liability for loss reserves at December 31, 1994 are $182.2 million ($130.1 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims. The following table presents information relating to the liability for unpaid claims and related expenses pertaining to asbestos-related and environmental pollution claims (such information is for the years 1994 and 1993 only as certain 1992 information is not available):

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1994        1993
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
Net liability for unpaid claims and related expenses, beginning of year...................   $122,034    $ 94,253
Provision for policy claims and related expenses..........................................     28,279      52,630
Payments for policy claims and related expenses...........................................    (20,170)    (24,849)
                                                                                             --------    --------
Net liability for unpaid claims and related expenses, end of year.........................   $130,143    $122,034
                                                                                             --------    --------
                                                                                             --------    --------

     Included in the December 31, 1994 net liability for unpaid claims and related expenses for asbestos-related and environmental pollution claims are $36.5 million of loss costs for claims incurred but not reported, $49.4 million of loss costs for reported claims and $44.2 million of related expenses. The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily result from the Company's general liability and multiple peril lines of business. Loss and loss expense reserves for asbestos-related and environmental pollution claims are established using standard actuarial techniques as well as management's judgment. Coverage and claim settlement issues, related to policies written in prior years, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business.

     The Company's net paid losses and related expenses for asbestos-related and environmental pollution claims have not been material in relation to the Company's total net paid losses and related expenses. Net paid losses and related expenses relating to these claims were $20.2 million (including $7.9 million of related expenses), $24.8 million (including $8.1 million of related expenses) and $16.1 million (including $6.2 million of related expenses) for the years ended December 31, 1994, 1993 and 1992, respectively. Related expenses consist primarily of legal costs. Total payments for all property and casualty insurance policy claims and related expenses were $1.1 billion, $1.0 billion and $961.1 million for the years ended December 31, 1994, 1993 and 1992, respectively. The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding:


                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                     1994    1993
                                                                                                     ----    ----
Number of insureds with outstanding claims, beginning of year.....................................    661     807
Additional insureds with claims during the year...................................................    307     369
Insureds with closed or settled claims during the year............................................   (302)   (515)
                                                                                                     ----    ----
Number of insureds with outstanding claims, end of year...........................................    666     661
                                                                                                     ----    ----
                                                                                                     ----    ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims was $34,200 and $28,200 for the years 1994 and 1993, respectively. As of December 31, 1994, the Company was involved in approximately 45 coverage disputes (where a motion for declaratory judgment had been filed, the resolution of which will require a judicial interpretation of an insurance policy) related to asbestos or environmental pollution claims. The Company is not aware of any pending litigation or pending claim which will result in significant contingent liabilities in these areas. The Company believes it has made reasonable provisions for these claims, although the ultimate liability may be more or less than such reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Property and Casualty Companies are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking the best available return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to 'Financial Review--Investment Portfolio' on page 24 of the Company's 1994 Annual Report, which section is incorporated herein by reference, and Note 2 to the Consolidated Financial Statements.

     At December 31, 1994, the Company's investment portfolio was $3.8 billion (at cost) with 87.4% in fixed maturities and short-term securities (including redeemable preferred stock) and 12.6% in equity securities, approximately half of which were convertible preferred stock. The following table details the distribution of the Company's investments at December 31, 1994:

                                                                           AMORTIZED       MARKET       CARRYING
                                                                              COST         VALUE         VALUE
                                                                           ----------    ----------    ----------
                                                                                       (IN THOUSANDS)
Fixed maturities available for sale:
     Bonds and notes:
          United States Government and government agencies
            and authorities.............................................   $  528,297    $  495,007    $  495,007
          Foreign government............................................       66,677        63,512        63,512
          Foreign-other.................................................      103,263        99,032        99,032
          Public utilities..............................................       96,631        88,602        88,602
          Convertibles and bonds with warrants..........................       88,230       113,398       113,398
          All other corporate bonds and notes...........................      713,460       638,962       638,962
     Redeemable preferred stock.........................................      349,361       340,799       340,799
                                                                           ----------    ----------    ----------
                                                                            1,945,919     1,839,312     1,839,312
                                                                           ----------    ----------    ----------
Fixed maturities held for investment:
     Bonds and notes:
          States, municipalities and political subdivisions.............       11,835        10,980        11,835
          Foreign government............................................      123,306       115,647       123,306
          Foreign-other.................................................       20,630        20,501        20,630
          Public utilities..............................................      536,746       477,942       536,746
          All other corporate bonds and notes...........................      322,750       285,521       322,750
     Redeemable preferred stock.........................................      150,753       142,960       150,753
                                                                           ----------    ----------    ----------
                                                                            1,166,020     1,053,551     1,166,020
                                                                           ----------    ----------    ----------
               Total fixed maturities...................................    3,111,939     2,892,863     3,005,332
                                                                           ----------    ----------    ----------
Equity securities(1):
     Common stocks:
          Public utilities..............................................       56,403        55,439        55,439
          Industrial and other..........................................      117,076       221,231       221,231
     Nonredeemable preferred stock......................................      309,050       287,966       287,966
                                                                           ----------    ----------    ----------
                                                                              482,529       564,636       564,636
                                                                           ----------    ----------    ----------
Short-term investments..................................................      229,906       229,906       229,906
                                                                           ----------    ----------    ----------
               Total investment portfolio...............................   $3,824,374    $3,687,405    $3,799,874
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------


                                                                            COST AND
                                                                            CARRYING
                                                                             VALUE
                                                                           ----------
                                                                           (IN THOUSANDS)

Mortgage Loans(2).......................................................   $   15,680
Investments in real estate..............................................      291,666

------------------
(1) Does not include investment in Zenith National Insurance Corp. which is accounted for by the equity method and which, as of December 31, 1994, had a carrying value of $148.8 million and a market value of $149.6 million. See '--Investee Company.'

(2) In the Company's Consolidated Financial Statements, mortgage loans are included in premiums and other receivables.

     The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The Company holds virtually no investments in commercial real estate mortgages and has no exposure to derivative securities (other than through its ownership of any option, warrant or convertible security with an exercise or conversion price related to an equity security). Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and are managed to achieve a proper balance of safety, liquidity and investment yields. The

Reliance Insurance Group primarily invests in investment grade securities (those rated 'BBB' or better by S&P), and, to a lesser extent, non-investment grade and non-rated securities.

     At December 31, 1994, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                                                PERCENT
                                                CARRYING         MARKET        OF MARKET
                                                 VALUE           VALUE           VALUE
                                               ----------      ----------      ---------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A....................................   $1,565,849      $1,494,459          52%
BBB.........................................      944,153         903,830          31
                                               ----------      ----------         ---
     Total investment grade.................    2,510,002       2,398,289          83
BB to B.....................................      326,657         326,034          11
CCC to C....................................       23,526          23,526           1
Non-rated...................................      145,147         145,014           5
                                               ----------      ----------         ---
     Total..................................   $3,005,332      $2,892,863         100%
                                               ----------      ----------         ---
                                               ----------      ----------         ---


     Substantially all of the non-investment grade fixed maturities are classified as 'available for sale' and, accordingly, are carried at quoted market value. All publicly traded investment grade securities are priced using the Merrill Lynch Matrix Pricing model, which model is one of the standard methods of pricing such securities in the industry. All publicly traded non-investment grade securities, except as indicated below, are priced from broker-dealers who make markets in these and other similar securities. For fixed maturities not publicly traded, prices are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. Upon sale, such prices may not be realized when the size of a particular investment in an issue is significant in relation to the total size of such issue. Non-investment grade securities that are thinly traded are priced using internally developed calculations. Such securities represent less than 1% of the Reliance Insurance Group's fixed maturities portfolio.

     Equity investments are made after in-depth analysis of individual companies' fundamentals by the Reliance Insurance Group's staff of investment professionals. They seek to identify equities of large capitalization companies with strong growth prospects and equities that appear to be undervalued relative to the issuer's business fundamentals, such as earnings, cash flows, balance sheet and future prospects. Subsequent to purchase, the business fundamentals of each equity investment are carefully monitored.

     As of March 15, 1995, the Reliance Insurance Group owned 3,568,634 shares of common stock of Symbol Technologies, Inc. ('Symbol'), representing 13.9% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 15, 1995, the market value of the Reliance Insurance Group's investment in Symbol was $105,274,703 (based upon the closing price on such date as reported by the NYSE), with a cost basis of $26,890,000.

     At December 31, 1994, the Company's real estate holdings had a carrying value of $291.7 million, which includes 11 shopping centers with an aggregate carrying value of $129.9 million, office buildings and other commercial properties with an aggregate carrying value of $101.0 million, and undeveloped land with a carrying value of $60.8 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio for each of the years ended December 31, 1994, 1993, and 1992:

                                                                              YEAR ENDED DECEMBER 31,
                                                                        1994            1993            1992
                                                                     ----------      ----------      ----------
                                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)............................................   $3,213,556      $2,987,052      $2,597,268
Net investment income.............................................      221,771         200,889         185,810

Realized gains....................................................       16,705          34,860          33,719
Increase (decrease) in unrealized gains...........................     (345,783)         73,122          42,517
Average annual yield:
     Net investment income........................................         6.90%           6.72%           7.15%
     Realized gains...............................................         0.52            1.17            1.30
     Increase (decrease) in unrealized gains......................       (10.76)           2.45            1.64
                                                                     ----------      ----------      ----------
Return on fixed maturities........................................        (3.34)%         10.34%          10.09%
                                                                     ----------      ----------      ----------
Equity Securities(2):
Average investments(1)............................................   $  540,139      $  622,435      $  510,986
Net investment income.............................................       26,251          28,201          20,937
Realized gains....................................................        1,611          98,944          19,628
     Increase (decrease) in unrealized gains......................       (6,849)         (9,670)         31,619
Average annual yield:
     Net investment income........................................         4.86%           4.53%           4.10%
     Realized gains...............................................         0.30           15.89            3.84
     Increase (decrease) in unrealized gains......................        (1.27)          (1.55)           6.19
                                                                     ----------      ----------      ----------
Return on equity securities.......................................         3.89%          18.87%          14.13%
                                                                     ----------      ----------      ----------
                                                                     ----------      ----------      ----------
Total weighted average return on fixed maturities and equity
  securities(3)...................................................        (2.30)%         11.81%          10.75%
                                                                     ----------      ----------      ----------
                                                                     ----------      ----------      ----------

------------------
(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1994, 1993 and 1992.

(2) Does not include investment in Zenith National Insurance Corp. See '--Investee Company.'

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1994 fixed maturity portfolio market value would be approximately 0.77%.

     The carrying value and market value at December 31, 1994 of fixed maturities for which interest is payable on a deferred basis was $114.0 million.

INVESTEE COMPANY

     As of March 15, 1995, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ('Zenith'), representing 34.7% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 15, 1995 the market value of the Reliance Insurance Group's investment in Zenith was $129,023,483 (based upon the closing price on such date as reported by the NYSE), with a carrying value of $148,776,000.


     The board of directors of Zenith includes certain executive officers of the Company. The Company's investment in Zenith is accounted for by the equity method. See Note 3 to the Consolidated Financial Statements.

REGULATION

     The businesses of the Reliance Insurance Group, in common with those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These include the licensing of companies and agents to transact business, the imposition of monetary penalties for rules violations, varying degrees of control over premium rates (particularly for property and casualty companies), the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Other legislation obliges the Reliance Property and Casualty Companies to offer policies or assume risks in various markets which they would not seek if they were acting solely in their own interest. While such regulation and legislation is sometimes burdensome, inasmuch as all insurance companies similarly situated are subject to such controls, the Company does not believe that the competitive position of the Reliance Insurance Group is adversely affected.

     State holding company acts also regulate changes of control in insurance holding companies and transactions and dividends between an insurance company and its parent or affiliates. Although the specific provisions vary, the holding company acts generally prohibit a person from acquiring a controlling interest in an insurer incorporated in the state promulgating the act or in any other controlling person of such insurer unless the insurance authority has approved the proposed acquisition in accordance with the applicable regulations. In many states, including Pennsylvania, where Reliance Insurance Company is domiciled, 'control' is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the insurance authority may find that 'control' in fact does or does not exist where a person owns or controls either a lesser or a greater amount of securities. The holding company acts also impose standards on certain transactions with related companies, which generally include, among other requirements, that all transactions be fair and reasonable and that certain types of transactions receive prior regulatory approval either in all instances or when certain regulatory thresholds have been exceeded.

     Other states, in addition to an insurance company's state of domicile, may regulate affiliated transactions and the acquisition of control of licensed insurers. The State of California, for example, presently treats certain insurance subsidiaries of the Company which are not domiciled in California as though they were domestic insurers for insurance holding company purposes and such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, certain of which provisions are more restrictive than the comparable laws of the states of domicile of such subsidiaries.

     The Insurance Law of Pennsylvania, where Reliance Insurance Company is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as 'undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer.' In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance, and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

     In addition, under California Insurance law, Reliance Insurance Company is deemed to be a 'commercially domiciled' California insurer and therefore subject to the dividend payment laws of California. The California laws that limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of the dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of Pennsylvania. As in Pennsylvania, the California Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

     Total common and preferred stock dividends paid by Reliance Insurance Company during 1994, 1993 and 1992 were, $114.1 million ($111.5 million for common stock), $133.7 million ($130.6 million for common stock) and $143.7 million ($140.4 million for common stock), respectively. During 1995, $124.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania and California law. The Company believes such amount, together with net tax payments from its subsidiaries, will be sufficient to meet its cash needs.

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

     The National Association of Insurance Commissioners (the 'NAIC') has adopted a 'risk-based capital' requirement for the property and casualty insurance industry which became effective in 1995 based on annual statements as of December 31, 1994. 'Risk-based capital' refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have policyholders' surplus in excess of the minimum required risk-based capital. Management cannot predict the ultimate impact of risk-based capital requirements on the Company's competitive position.

     Maintaining appropriate levels of statutory surplus is considered important by the Company's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

     The Company's principal property and casualty insurance subsidiary, Reliance Insurance Company, has operated outside of the NAIC financial ratio range concerning liabilities to liquid assets (the 'NAIC liquidity test'). This ratio is intended only as a guideline for an insurance company to follow. The Company believes that it has sufficient marketable assets on hand to make timely payment of claims and other operating requirements.

     On November 8, 1988, voters in California approved Proposition 103, which requires a rollback of rates for property and casualty insurance policies issued or renewed after November 8, 1988 of 20% from November 1987 levels and freezes rates at such lower levels until November 1989. Proposition 103 also requires that subsequent rate changes be justified to, and approved by, an elected insurance commissioner.

     In 1989, the California Department of Insurance directed to United Pacific Insurance Company, one of the Company's California subsidiaries which writes business in California, a notice to reduce its current rates and make refunds to its policyholders by approximately $10.0 million. In January 1991, the regulations which formed the basis of the notice were repealed by the newly elected Insurance Commissioner. Subsequently, there were several administrative hearings on rate rollback and several different sets of regulations were issued. The regulations were subject to ongoing administrative and legal challenges. In February 1993, a Los Angeles

Superior Court issued a decision declaring several sections of the regulations invalid and enjoined the enforcement of the regulations. On August 18, 1994, the California Supreme Court issued a decision reversing the Superior Court and upholding the validity of the regulations issued by the Insurance Commissioner. A petition filed with the United States Supreme Court seeking review of the California Supreme Court decision was denied on February 21, 1995. On November 28, 1994, Reliance Insurance Company and several of its affiliates received an order from the outgoing Insurance Commissioner ordering refunds totaling $44.8 million plus interest of $27.5 million. The Company believes that the refund order is based on incomplete and erroneous data. Furthermore, the Company believes that it did not earn a fair rate of return on its California business during the year at issue, 1989. Consequently, it intends to contest the order vigorously. The Company is entitled to a hearing to present evidence to establish what it believes to be an appropriate rollback or refund amount, if any. In the fourth quarter of 1994, the Company recorded a pre-tax charge of $11.6 million related to Proposition 103. While this charge reflects the Company's assessment of the impact of potential refunds to policyholders under Proposition 103, the Company nevertheless intends to contest the imposition of any refund on the basis of the matters set forth above. The Company does not believe that it is probable that it will be subject to a refund in an amount which will have a material adverse effect on the Consolidated Financial Statements.

     From time to time, other states have considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of any such legislation or regulation would have on the ability of the Company to raise its rates. However, since the Company is transferring or running off its personal lines business and, as a result, has substantially withdrawn from personal lines, the Company believes that these initiatives will not have a material adverse effect on its on-going business.

COMPETITION

     All of the Company's businesses are highly competitive. The property and casualty insurance business is fragmented and no single company dominates any of the markets in which the Company operates. The Reliance Property and Casualty Companies compete with individual companies and with groups of affiliated companies with greater financial resources, larger sales forces and more widespread agency and broker relationships. Competition in the property and casualty insurance industry is based primarily on price, product design and service. In addition, because the Reliance Property and Casualty Companies sell policies through independent agents and insurance brokers who are not obligated to choose the policies of the Reliance Property and Casualty Companies over those of another insurer, the Reliance Property and Casualty Companies must compete for agents and brokers and for the business they control. Such competition is based upon price, product design, policyholder service, commissions and service to agents and brokers.

     Commonwealth/Transamerica Title compete with large national title insurance companies and with smaller, locally established businesses which may possess distinct competitive advantages. Competition in the title insurance business is based primarily on the quality and timeliness of service. In some market areas, abstracts and title opinions issued by attorneys are used as an alternative to title insurance and other services provided by title companies. In addition, certain jurisdictions have title registration systems which can lessen the demand for title insurance.

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1994, the Company and its consolidated subsidiaries employed approximately 9,165 persons in approximately 440 offices.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company is contesting the allegations of the complaints in each pending action and believes, based on current knowledge and after consultation with counsel, that the resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements. In addition, the Company is subject to the litigation set forth below.

     In June 1989, Hall, the predecessor corporation of Prometheus Funding Corp., a subsidiary of the Company ('Prometheus'), entered into a settlement agreement, which is subject to court approval, with the Superintendent of Insurance of the State of New York (the 'Superintendent'), arising out of the insolvency of Union Indemnity Insurance Company of New York, Inc. ('Union Indemnity'). The settlement agreement was submitted to the court for approval in October 1989 and objections were filed by various parties. In March 1994, the Superintendent informed Prometheus that he did not intend to pursue court approval of the settlement until the resolution of appellate proceedings in a pending litigation between the Superintendent and certain of Union Indemnity's reinsurers. Prometheus has advised the Superintendent that this position is in breach of the settlement agreement's requirement that the parties diligently make every effort to obtain court approval of the settlement, and Prometheus has reserved all of its rights with respect thereto. There is no assurance that such approval will be obtained. The settlement agreement will not become effective until final approval by the court.

     On September 22, 1994, the Company filed a Petition in the U.S. Tax Court for a redetermination of the deficiencies for the tax years ended December 31, 1980 and December 31, 1981 as set forth by the Commissioner of Internal Revenue in a Notice of Deficiency dated June 27, 1994. The Company intends to pursue the action vigorously. The Internal Revenue Service ('IRS') seeks, among other things, to disallow investment tax credits of approximately $36.5 million with respect to intermodal cargo containers leased to others by a former subsidiary of the Company. The IRS asserts that the deficiencies would result in an increase in tax of approximately $32.2 million for 1980 and 1981, plus interest at the statutorily prescribed rates for the periods since those years. On January 11, 1995, the U.S. Tax Court handed down a decision in Norfolk Southern Corp. v. Commissioner, a case involving a taxpayer, which, like the Company, had claimed investment tax credits in connection with the leasing of intermodal cargo containers. In the decision, which is the first pronouncement by the courts on this issue, the Tax Court articulated a standard, different from that proposed by the IRS, which, if applied to the Company, would result in the disallowance of a substantial percentage (although significantly less than that sought by the IRS) of the investment tax credits claimed by the Company. The Company believes that it has appropriately provided for this matter in light of its exposure in the event a standard such as the one articulated in Norfolk Southern is applied to the Company's facts and circumstances. On February 22, 1995, the Tax Court granted the joint motion of the Company and the Commissioner to postpone the trial of the investment tax credit issue until after the resolution of appellate proceedings in Norfolk Southern. The Company does not believe that it is probable that its additional liability, if any, in respect of this matter will have a material adverse effect on the Consolidated Financial Statements.

     Thirty-one employers doing business in Texas have brought two actions in the District Court of Dallas County, Texas, against, among others, approximately 200 individual insurance companies, including Reliance Insurance Company and several of its subsidiaries. The plaintiffs in the actions, which were commenced against the Reliance parties in April 1992 and February 1995 respectively (and the second of which has been stayed in light of the pendency of the first), assert that they were overcharged for workers' compensation insurance and multiple line retrospectively rated casualty insurance between 1987 and 1992. In August 1994, the plaintiffs in the first action moved for certification of a purported plaintiff class consisting of all employers who purchased Texas workers' compensation insurance from the insurance company defendants during the years in question. Plaintiffs seek monetary damages, with interest and attorneys' fees, against all defendants jointly and severally, together with a release of all purported class members from liability for payment of unlawful premiums, and injunctive relief. The Company has filed answers denying the allegations and is contesting the actions vigorously. The Company does not believe that it is probable that its liability, if any, in excess of what the Company has provided for in respect of this matter will have a material adverse effect on the Consolidated Financial Statements.

     See Note 16 to the Consolidated Financial Statements for additional information concerning the above referenced legal proceedings affecting the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age and position of each of the executive officers of the Company:

                NAME AND AGE                                          POSITION
---------------------------------------------  ------------------------------------------------------
Saul P. Steinberg (55).......................  Chairman of the Board and Chief Executive Officer
Robert M. Steinberg (52).....................  President, Chief Operating Officer and Director
George E. Bello (59).........................  Executive Vice President, Controller and Director
Lowell C. Freiberg (55)......................  Senior Vice President, Chief Financial Officer and
                                                 Director
Henry A. Lambert (59)........................  Senior Vice President--Real Estate Investments and
                                                 Operations
Dennis J. O'Leary (47).......................  Senior Vice President--Taxes
Fred M. Schriever (64).......................  Senior Vice President
Philip S. Sherman (46).......................  Senior Vice President--Group Controller
Bruce L. Sokoloff (46).......................  Senior Vice President--Administration
Howard E. Steinberg (50).....................  Senior Vice President, General Counsel and Corporate
                                                 Secretary
James E. Yacobucci (43)......................  Senior Vice President--Investments and Director

     The association between the Company and each of its executive officers is described below. Each director of the Company is also a director of Reliance Financial Services Corporation and Reliance Insurance Company.

     Saul P. Steinberg founded and has been the Chief Executive Officer and a Director of the Company and predecessors of the Company since 1961. Mr. Steinberg is a Director of Symbol Technologies, Inc. and Zenith National Insurance Corp. He is Chairman of the Executive Committee and the Regular Compensation Committee of the Board of Directors. He is the brother of Mr. Robert M. Steinberg and the brother-in-law of Bruce L. Sokoloff.

     Robert M. Steinberg became a Director of the Company in 1981 and President and Chief Operating Officer in 1982. He has held various positions with predecessors of the Company since 1965. In October 1984, Mr. Steinberg was elected Chairman of the Board and Chief Executive Officer of Reliance Insurance. He is a Director of Zenith National Insurance Corp. Mr. Steinberg is a member of the Executive Committee and the Regular Compensation Committee of the Board of Directors. Mr. Steinberg is the brother of Mr. Saul P. Steinberg and the brother-in-law of Bruce L. Sokoloff.

     George E. Bello became Executive Vice President and Controller and a Director of the Company in 1982. He has held various positions with predecessors of the Company since 1968. He is a Director of Zenith National Insurance Corp. Mr. Bello is a member of the Finance Committee of the Board of Directors.

     Lowell C. Freiberg became Senior Vice President and a Director of the Company in 1982 and Chief Financial Officer in 1985. He also served as Treasurer of the Company from 1982 until March 1994. Mr. Freiberg has held various positions with predecessors of the Company since 1969. He is a Director of Symbol Technologies, Inc. Mr. Freiberg is a member of the Finance Committee of the Board of Directors.


     Henry A. Lambert was elected Senior Vice President--Real Estate Investments and Operations of the Company in 1982. He has held various positions with predecessors of the Company since 1977. He is President and Chief Executive Officer of Reliance Development Group, Inc., the real estate management subsidiary of the Company.

     Dennis J. O'Leary joined the Company in 1985 as Vice President--Director of Taxes. Prior thereto, he was a partner at the accounting firm of Touche Ross & Co. (predecessor of Deloitte & Touche LLP) since 1980 and was associated with the firm since 1975. In 1987 he was elected Senior Vice President--Taxes.

     Fred M. Schriever was elected Senior Vice President of the Company in 1982. He has held various positions with predecessors of the Company since 1971. Mr. Schriever is the Chairman of the Board and President of RCG International, Inc.

     Philip S. Sherman was elected Vice President--Group Controller of the Company in l984 and in 1987 he was elected Senior Vice President--Group Controller. He has held various positions with predecessors of the Company since l980.

     Bruce L. Sokoloff was elected Senior Vice President--Administration of the Company in 1982. He has held various positions with predecessors of the Company since 1973. He is a director of Individual Investor Group, Inc. Mr. Sokoloff is the brother-in-law of Messrs. Saul P. Steinberg and Robert M. Steinberg.

     Howard E. Steinberg, Esq. joined the Company in March 1983, as Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, he was a partner in the law firm of Dewey, Ballantine, Bushby, Palmer & Wood.

     James E. Yacobucci became a Director of the Company and Senior Vice President--Investments of Reliance Insurance in May 1989. He became Senior Vice President--Investments of the Company in December 1990. From January 1982 through April 1989 he was a general partner of Cumberland Associates, a private investment manager.

     Officers are not elected for a fixed term of office but serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     See the information in 'Market and Dividend Information for Common Stock' on page 56 of the Reliance Group Holdings' 1994 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Selected Financial Data' on pages 17 and 18 of the Reliance Group Holdings' 1994 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Financial Review' on pages 20 through 27 of the Reliance Group Holdings' 1994 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 28 through 53 of the Reliance Group Holdings' 1994 Annual Report, which information is incorporated herein by reference, are listed in
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers of the Company is included in
Part I of this report under the caption 'Executive Officers of the Registrant.'

     Information regarding the directors of the Company is incorporated herein by reference from its Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, under the caption 'Proposal 1-- Election of Directors.'

ITEM 11. EXECUTIVE COMPENSATION.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, under the caption 'Executive Compensation,' which information (other than the information under the captions 'Executive Compensation--Report of Compensation Committees of the Board' and 'Executive Compensation--Performance Graph') is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, under the caption 'Security Ownership of Certain Beneficial Owners and Management,' which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1995, under the captions 'Executive Compensation--Compensation Committee Interlocks and Insider Participation' and 'Related Party Transactions,' which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Group Holdings, Inc. and Subsidiaries, which appear on pages 28 through 53 of the Reliance Group Holdings 1994 Annual Report, are incorporated herein by reference.

                                                                                               PAGE REFERENCE
                                                                                            ---------------------
                                                                                                            1994
                                                                                                           ANNUAL
                                                                                            FORM 10-K      REPORT
                                                                                            ---------      ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:
  Independent Auditors' Report...........................................................       A-1
  Consolidated Financial Statements at December 31, 1994 and 1993 and for the three years ended December 31, 1994:
       Statement of Operations...........................................................                   28
       Balance Sheet.....................................................................                   29
       Statement of Changes in Shareholders' Equity......................................                   30
       Statement of Cash Flows...........................................................                   31
       Notes to Financial Statements (1-18)..............................................                  32-53

    2. FINANCIAL STATEMENT SCHEDULES

I --Summary of Investments--Other Than Investments in Related Parties....................       A-2
II --Condensed Financial Information of the Registrant at December 31, 1994 and

      1993 and for the three years ended December 31, 1994:
         Statement of Operations.........................................................       A-3
         Balance Sheet...................................................................       A-4
         Statement of Cash Flows.........................................................       A-5
III--Supplementary Insurance Information.................................................       A-6
IV--Reinsurance..........................................................................       A-7
VI--Supplemental Information Concerning Property and
       Casualty Insurance Operations.....................................................       A-8

     Pursuant to Rule 1-02(v) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. meets the definition of a 'significant subsidiary.' Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

    3.  EXHIBITS

     3.1    Reliance Group Holdings' Certificate of Incorporation, as amended (incorporated by reference to
            Exhibit 3(a) to Registration Statement No. 2-77043).

     3.2    Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22,
            1986 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-7493).

     3.3    Reliance Group Holdings' By-Laws, as amended (incorporated by reference to Exhibit 3.3 to Reliance
            Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1991).

     3.4    Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27,
            1993 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-67396).

    *4.

   +10.1    1990 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.2 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1990).

   +10.2    1991 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.3 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1991).

   +10.3    1992 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.4 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   +10.4    1993 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.4 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.5    1994 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.5 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1994).


   +10.6    Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of January 1,
            1992 (incorporated by reference to Exhibit 10.6 to Reliance Group Holdings' Annual Report on Form 10-K
            for the year ended December 31, 1991).

   +10.7    First Amendment, dated as of January 1, 1994, to Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.6 to
            Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.8    Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Group Holdings and Saul P. Steinberg (incorporated by reference to Exhibit 10.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.9    Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1,
            1992 (incorporated by reference to Exhibit 10.7 to Reliance Group Holdings' Annual Report on Form 10-K
            for the year ended December 31, 1991).

------------------
 * Neither Reliance Group Holdings nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Group Holdings and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

   +10.10   First Amendment, dated as of January 1, 1994, to Employment Agreement between Reliance Insurance
            Company and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.6 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.11   Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Insurance Company and Saul P. Steinberg (incorporated by reference to Exhibit 10.1 to
            Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.12   Employment Agreement between Reliance Group Holdings and Robert M. Steinberg, dated as of January 1,
            1994 (incorporated by reference to Exhibit 10.9 to Reliance Group Holdings' Annual Report on Form 10-K
            for the year ended December 31, 1993).

   +10.13   First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Group Holdings and Robert M. Steinberg (incorporated by reference to Exhibit 10.3 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.14   Employment Agreement between Reliance Insurance Company and Robert M. Steinberg, dated as of January
            1, 1994 (incorporated by reference to Exhibit 10.7 to Reliance Insurance Company's Annual Report on
            Form 10-K for the year ended December 31, 1993).


   +10.15   First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg (incorporated by reference to Exhibit 10.2 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.16   1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit
            19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

   +10.17   The 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.18   The Reliance Group Holdings, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.19   The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.20   The 1995 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan.

   +10.21   The Executive Bonus Plan for James E. Yacobucci, Senior Vice President-Investments, of Reliance Group
            Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1994).

   +10.22   Reliance National Risk Specialists 1988 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1988).

   +10.23   Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1993).

------------------
  + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

   +10.24   Reliance National Risk Specialists 1993 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.10 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1993).

   +10.25   Reliance National Risk Specialists 1994 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.14 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1994).

   +10.26   Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance
            Company and Dennis Busti (incorporated by reference to Exhibit 10.8 to Reliance Insurance Company's
            Annual Report on Form 10-K for the year ended December 31, 1988).

   +10.27   Employment Agreement, dated as of September 12, 1994, between Reliance Insurance Company and Dean W.
            Case (incorporated by reference to Exhibit 10.3 to Reliance Insurance Company's Quarterly Report on

            Form 10-Q for the quarter ended September 30, 1994).

    10.28   Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ('Hall') and Aon
            Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992).

    10.29   Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and
            Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings'
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.30   Parent Undertaking Agreement, dated July 24, 1992, among Reliance Group Holdings, Inc., Reliance
            Insurance Company and Aon (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings'
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.31   Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.32   Amendment, dated November 2, 1992, to Exhibit 10.28 (incorporated by reference to Exhibit 2.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

    10.33   Underwriting Agreement, dated October 30, 1992, among Shearson Lehman Brothers Inc., Salomon Brothers,
            Inc., Commonwealth Land Title Insurance Company ('Commonwealth'), Commonwealth Mortgage Assurance
            Company ('CMAC') and CMAC Investment Corporation ('CIC') (incorporated by reference to Exhibit 10.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

    10.34   International Underwriting Agreement, dated October 30, 1992, among Lehman Brothers International
            Limited, Salomon Brothers International Limited, Commonwealth, CMAC and CIC (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1992).

    10.35   Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of
            Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York,
            Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit
            10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    10.36   Stock Purchase Agreement, dated April 3, 1993, by and among Reliance Group Holdings, Inc., Reliance
            Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.22 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1992).

------------------
    + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

    10.37   First Amendment, dated as of May 31, 1993, to Exhibit 10.36 (incorporated by reference to Exhibit 2.2 to Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported)

            July 14, 1993).

    10.38   Amendment, dated July 14, 1993, to Exhibit 10.36 (incorporated by reference to Exhibit 2.3 to Reliance
            Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July 14, 1993).

    13.1    Reliance Group Holdings 1994 Annual Report.

    21.1    List of Subsidiaries of Reliance Group Holdings.

    23.1    Consent of Deloitte & Touche LLP.

    27.1    Financial Data Schedule.

**++28.1    Schedule P from the statutory reports of the Reliance Property and Casualty Companies.

  **99.1    Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended
            December 31, 1994.

------------------
++ Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** To be filed by Amendment.

(B) REPORTS ON FORM 8-K

     During the last quarter of the period for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) November 28, 1994, reporting an Item 5 matter regarding an order of the insurance commissioner of California.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1995.

                                          RELIANCE GROUP HOLDINGS, INC.
                                          By:          SAUL P. STEINBERG
                                              ---------------------------------
                                                    SAUL P. STEINBERG
                                                  CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                       TITLE                       DATE
------------------------------------------------------  ---------------------------------    --------------
                  SAUL P. STEINBERG                     Chairman of the Board, Principal     March 30, 1995
                ---------------------                     Executive Officer and Director
                  SAUL P. STEINBERG

                   GEORGE E. BELLO                      Principal Accounting Officer and     March 30, 1995
                ---------------------                     Director
                   GEORGE E. BELLO

                  LOWELL C. FREIBERG                    Principal Financial Officer and      March 30, 1995
                ---------------------                     Director
                  LOWELL C. FREIBERG

                   GEORGE R. BAKER                      Director                             March 30, 1995
                ---------------------
                   GEORGE R. BAKER

                    CARTER BURDEN                       Director                             March 30, 1995
                ---------------------
                    CARTER BURDEN

                   DENNIS A. BUSTI                      Director                             March 30, 1995
                ---------------------
                   DENNIS A. BUSTI

                      SIGNATURE                                       TITLE                       DATE
------------------------------------------------------  ---------------------------------    --------------
                     DEAN W. CASE                       Director                             March 30, 1995
                ---------------------
                     DEAN W. CASE

                  THOMAS P. GERRITY                     Director                             March 30, 1995
                ---------------------
                  THOMAS P. GERRITY

                   JEWELL J. MCCABE                     Director                             March 30, 1995
                ---------------------
                   JEWELL J. MCCABE

                   IRVING SCHNEIDER                     Director                             March 30, 1995
                ---------------------
                   IRVING SCHNEIDER

                ---------------------                   Director
                 BERNARD L. SCHWARTZ

                  RICHARD E. SNYDER                     Director                             March 30, 1995
                ---------------------
                  RICHARD E. SNYDER

                THOMAS J. STANTON, JR.                  Director                             March 30, 1995
                ---------------------
                THOMAS J. STANTON, JR.



                 ROBERT M. STEINBERG                    Director                             March 30, 1995
                ---------------------
                 ROBERT M. STEINBERG

                  JAMES E. YACOBUCCI                    Director                             March 30, 1995
                ---------------------
                  JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Reliance Group Holdings, Inc.
New York, New York

We have audited the consolidated financial statements of Reliance Group Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 22, 1995 (which report includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 109); such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Group Holdings, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 22, 1995

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OF INSURANCE SUBSIDIARIES--OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1994

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                              COLUMN A                                  COLUMN B      COLUMN C        COLUMN D
------------------------------------------------------------------------------------------------------------------
                                                                                                   AMOUNT AT WHICH
                                                                                                    SHOWN IN THE
                         TYPE OF INVESTMENT                               COST         VALUE        BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
  Bonds and notes:
       United States government and government agencies and
          authorities...............................................   $  528,297    $  495,007      $   495,007
       States, municipalities and political subdivisions............       36,982        37,306           37,306
       Foreign--government..........................................       66,677        63,512           63,512
       Foreign--other...............................................      103,263        99,032           99,032
       Public utilities.............................................       96,631        88,602           88,602
       Convertibles and bonds with warrants attached................       88,230       113,398          113,398
       All other corporate bonds and notes..........................      676,478       601,656          601,656
  Redeemable preferred stocks.......................................      349,361       340,799          340,799
                                                                       ----------    ----------    ---------------
                                                                        1,945,919     1,839,312        1,839,312
                                                                       ----------    ----------    ---------------
Fixed maturities held for investment:
  Bonds and notes:
       States, municipalities and political subdivisions............       11,835        10,980           11,835
       Foreign--government..........................................      123,306       115,647          123,306
       Foreign--other...............................................       20,630        20,501           20,630
       Public utilities.............................................      536,746       477,942          536,746
       All other corporate bonds and notes..........................      322,750       285,521          322,750
  Redeemable preferred stocks.......................................      150,753       142,960          150,753
                                                                       ----------    ----------    ---------------
                                                                        1,166,020     1,053,551        1,166,020
                                                                       ----------    ----------    ---------------
Equity securities:
  Common stocks:
       Public utilities.............................................       56,403        55,439           55,439
       Industrial and other.........................................      117,076       221,231          221,231
  Nonredeemable preferred stocks....................................      309,050       287,966          287,966
                                                                       ----------    ----------    ---------------
                                                                          482,529       564,636          564,636

                                                                       ----------    ----------    ---------------
Short-term investments..............................................      229,906       229,906          229,906
                                                                       ----------    ----------    ---------------
                                                                                     $3,687,405
                                                                                     ----------
                                                                                     ----------
Mortgage loans(1)...................................................       15,680                         15,680
Investments in real estate(2).......................................      279,292                        279,292
                                                                       ----------                  ---------------
                                                                       $4,119,346                    $ 4,094,846
                                                                       ----------                  ---------------
                                                                       ----------                  ---------------

(1) In the consolidated financial statements, mortgage loans are included in premiums and other receivables.
(2) Excludes investments in real estate held by non-insurance subsidiaries with a cost and carrying value of $12,374,000.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31                                                              1994        1993        1992
----------------------------------------------------------------------------------------------------------------
(In thousands)

REVENUES:
Dividends from subsidiaries..................................................   $110,000    $200,000    $120,000
Interest (including $4,392, $5,949 and $6,879 from subsidiaries).............      4,485       6,611       7,497
Other........................................................................         --         197         222
                                                                                --------    --------    --------
                                                                                 114,485     206,808     127,719
                                                                                --------    --------    --------
EXPENSES:
Interest (including $14,864, $20,605 and $22,821 to subsidiaries)............     82,239     102,051     108,770
General and administrative...................................................     37,024      34,846      34,464
                                                                                --------    --------    --------
                                                                                 119,263     136,897     143,234
                                                                                --------    --------    --------
                                                                                  (4,778)     69,911     (15,515)
Income tax benefit...........................................................     35,067      79,781      49,417
                                                                                --------    --------    --------
INCOME BEFORE EQUITY IN SUBSIDIARIES AND INVESTEE COMPANY....................     30,289     149,692      33,902

Equity in subsidiaries (net income (loss) less dividends received):
     Income (loss) from continuing operations................................      4,054     (76,597)    (82,328)
     Income from discontinued operations.....................................         --          --      64,105
     Loss on disposal of discontinued operations.............................         --          --     (60,000)
     Equity in investee company..............................................      9,478      12,441       5,206
                                                                                --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.....................................................................     43,821      85,536     (39,115)
Extraordinary item--early extinguishment of debt.............................         --     (23,017)         --
Extraordinary item--early extinguishment of subsidiary debt..................         --      (4,905)      3,460
Cumulative effect of change in accounting for income taxes...................         --       1,576          --
Cumulative effect of change in accounting for subsidiaries'
  income taxes...............................................................         --      14,335          --
                                                                                --------    --------    --------
NET INCOME (LOSS)............................................................   $ 43,821    $ 73,525    $(35,655)
                                                                                --------    --------    --------
                                                                                --------    --------    --------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

BALANCE SHEET

ASSETS                                                                DECEMBER 31              1994          1993
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per-share amount)

Cash..................................................................................   $      404    $      748
Investments in subsidiaries...........................................................    1,338,617     1,471,355
Due from subsidiaries.................................................................       97,996        90,786
Excess of cost over fair value of net assets acquired, less accumulated
  amortization........................................................................       30,200        31,309
Other assets..........................................................................       28,090        32,158
                                                                                         ----------    ----------
                                                                                         $1,495,307    $1,626,356
                                                                                         ----------    ----------
                                                                                         ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------

Accounts payable and accrued expenses.................................................   $   49,092    $   42,007
Federal income taxes, including deferred taxes........................................       86,946        83,040
Debentures............................................................................      650,000       650,000

Due to subsidiaries...................................................................      322,519       332,683
                                                                                         ----------    ----------
                                                                                          1,108,557     1,107,730
                                                                                         ----------    ----------

Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per-share, 225,000 shares authorized,
     113,127 and 111,517 shares issued and outstanding................................       11,313        11,152
  Additional paid-in capital..........................................................      533,979       525,289
  Retained earnings (deficit) (including undistributed net income of subsidiaries of
     $328,457 and $314,925)...........................................................     (110,479)     (118,143)
  Net unrealized gain (loss) on investments of subsidiaries...........................      (27,881)      115,023
  Net unrealized loss on foreign currency translation of subsidiaries.................      (20,182)      (14,695)
                                                                                         ----------    ----------
                                                                                            386,750       518,626
                                                                                         ----------    ----------
                                                                                         $1,495,307    $1,626,356
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                                                              1994         1993        1992
-----------------------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................   $ 43,821    $  73,525    $(35,655)
Excess of dividends received over equity in net loss of subsidiaries
  and investee company.......................................................         --           --      69,557
Equity in undistributed net income of subsidiaries
  and investee company.......................................................    (38,345)     (45,210)         --
Accounts payable, accrued expenses and other.................................     16,962       11,893       7,932
                                                                                --------    ---------    --------
                                                                                  22,438       40,208      41,834
                                                                                --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary.....................................................         --      (79,728)         --
Other--net...................................................................     (1,388)        (573)      9,753

                                                                                --------    ---------    --------
                                                                                  (1,388)     (80,301)      9,753
                                                                                --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans.......................................................         --       35,000      20,000
Increase in amount due to/from subsidiaries--net.............................      7,439       38,564       6,358
Decrease in short-term debt--net.............................................         --           --      (8,667)
Repayments of term loans.....................................................         --     (294,500)    (30,000)
Issuance of debentures.......................................................         --      650,000          --
Issuance of common stock.....................................................      7,324      189,536          --
Repurchases of debentures and notes..........................................         --     (536,193)    (25,905)
Dividends....................................................................    (36,157)     (29,652)    (24,618)
Repayment of preferred stock.................................................         --      (25,000)         --
Collection of receivable pertaining to the issuance of common stock..........         --       10,625          --
                                                                                --------    ---------    --------
                                                                                 (21,394)      38,380     (62,832)
                                                                                --------    ---------    --------
Decrease in cash.............................................................       (344)      (1,713)    (11,245)
Cash, beginning of year......................................................        748        2,461      13,706
                                                                                --------    ---------    --------
Cash, end of year............................................................   $    404    $     748    $  2,461
                                                                                --------    ---------    --------
                                                                                --------    ---------    --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
In 1994 and 1993, non-cash dividends from subsidiaries of $24,813,000 and $99,936,000 were recorded as a reduction of due to subsidiaries.

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

             COLUMN A                COLUMN B      COLUMN C     COLUMN D     COLUMN E     COLUMN F     COLUMN G      COLUMN H
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   AMORTIZATION
                                     DEFERRED       UNPAID                                              POLICY     OF DEFERRED
                                      POLICY      CLAIMS AND                                NET       CLAIMS AND      POLICY
                                    ACQUISITION    RELATED      UNEARNED     PREMIUMS    INVESTMENT   SETTLEMENT   ACQUISITION
             SEGMENT                   COSTS       EXPENSES     PREMIUMS      EARNED       INCOME      EXPENSES       COSTS
------------------------------------------------------------------------------------------------------------------------------
(In thousands)


YEAR ENDED DECEMBER 31, 1994:

Property and casualty.............   $ 181,938    $5,581,483   $1,288,454   $1,777,318    $232,299    $1,297,093     $387,924
Title.............................          --       228,063           --      856,774      26,613        75,867           --
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                     $ 181,938    $5,809,546   $1,288,454   $2,634,092    $258,912    $1,372,960     $387,924
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
Year Ended December 31, 1993:

Property and casualty.............   $ 178,129    $5,048,442   $1,276,331   $1,571,539    $216,432    $1,235,594     $327,437
Title.............................          --       204,695           --      893,364      24,282        81,803           --
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                     $ 178,129    $5,253,137   $1,276,331   $2,464,903    $240,714    $1,317,397     $327,437
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
Year Ended December 31, 1992:

Property and casualty.............   $ 123,350    $4,571,792   $1,203,207   $1,535,740    $189,287    $1,289,598     $276,154
Title and mortgage................          --       173,328           --      826,493      26,224       100,562       13,437
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                     $ 123,350    $4,745,120   $1,203,207   $2,362,233    $215,511    $1,390,160     $289,591
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------
                                    -----------   ----------   ----------   ----------   ----------   ----------   ------------

---------------------------------------------------------
---------------------------------------------------------
             COLUMN A               COLUMN I    COLUMN J
---------------------------------------------------------
                                     OTHER
                                    INSURANCE   PREMIUMS
             SEGMENT                EXPENSES    WRITTEN
---------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1994:
Property and casualty.............  $183,755   $1,764,290
                                               ----------
                                               ----------
Title.............................   776,149
                                    --------
                                    $959,904
                                    --------
                                    --------
Year Ended December 31, 1993:
Property and casualty.............  $174,609   $1,770,597
                                               ----------
                                               ----------
Title.............................   780,138
                                    --------
                                    $954,747
                                    --------
                                    --------

Year Ended December 31, 1992:
Property and casualty.............  $188,826   $1,541,560
                                               ----------
                                               ----------
Title and mortgage................   691,048
                                    --------
                                    $879,874
                                    --------
                                    --------

                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                   COLUMN A                        COLUMN B      COLUMN C     COLUMN D      COLUMN E      COLUMN F

-------------------------------------------------------------------------------------------------------------------
                                                                  CEDED        ASSUMED                   PERCENTAGE
                                                                    TO          FROM                     OF AMOUNT
                                                    GROSS         OTHER         OTHER         NET         ASSUMED
                                                    AMOUNT      COMPANIES     COMPANIES      AMOUNT        TO NET
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

YEAR ENDED DECEMBER 31, 1994:
Premiums:
  Property and casualty........................   $2,630,549    $1,198,629    $ 345,398    $1,777,318       19.43%
  Title........................................      854,679         1,370        3,465       856,774         .40
                                                  ----------    ----------    ---------    ----------
                                                  $3,485,228    $1,199,999    $ 348,863    $2,634,092       13.24
                                                  ----------    ----------    ---------    ----------
                                                  ----------    ----------    ---------    ----------
Year Ended December 31, 1993:
Premiums:
  Property and casualty........................   $2,531,478    $1,264,361    $ 304,422    $1,571,539       19.37
  Title........................................      891,843         1,411        2,932       893,364         .33
                                                  ----------    ----------    ---------    ----------
                                                  $3,423,321    $1,265,772    $ 307,354    $2,464,903       12.47
                                                  ----------    ----------    ---------    ----------
                                                  ----------    ----------    ---------    ----------
Year Ended December 31, 1992:
Premiums:
  Property and casualty........................   $2,350,216    $1,127,206    $ 312,730    $1,535,740       20.36

  Title and mortgage...........................      828,886         6,080        3,687       826,493         .45
                                                  ----------    ----------    ---------    ----------
                                                  $3,179,102    $1,133,286    $ 316,417    $2,362,233       13.39
                                                  ----------    ----------    ---------    ----------
                                                  ----------    ----------    ---------    ----------

                                                                     SCHEDULE VI
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
        COLUMN A           COLUMN B      COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G          COLUMN H
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                CLAIMS AND
                                          UNPAID                                                           SETTLEMENT EXPENSES
                           DEFERRED       CLAIMS                                                           INCURRED RELATED TO
      AFFILIATION           POLICY         AND         DISCOUNT                                  NET       --------------------
          WITH            ACQUISITION    RELATED     DEDUCTED IN     UNEARNED      EARNED     INVESTMENT    CURRENT      PRIOR
       REGISTRANT            COSTS       EXPENSES    COLUMN C (A)    PREMIUMS     PREMIUMS      INCOME        YEAR       YEARS
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Consolidated
  subsidiaries:
YEAR ENDED
  DECEMBER 31, 1994.....   $  181,938   $5,581,483     $245,737     $1,288,454   $1,777,318    $ 232,299   $1,274,649   $22,444
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------

Year Ended
  December 31, 1993.....   $  178,129   $5,048,442     $284,681     $1,276,331   $1,571,539    $ 216,432   $1,195,425   $40,169
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------

Year Ended
  December 31, 1992.....   $  123,350   $4,571,792     $289,500     $1,203,207   $1,535,740    $ 189,287   $1,258,111   $31,487
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                          -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------

----------------------------------------------------------------
----------------------------------------------------------------
        COLUMN A            COLUMN I      COLUMN J     COLUMN K

----------------------------------------------------------------

                          AMORTIZATION      PAID
                          OF DEFERRED      CLAIMS
      AFFILIATION            POLICY         AND
          WITH            ACQUISITION    SETTLEMENT    PREMIUMS
       REGISTRANT             COST        EXPENSES     WRITTEN
----------------------------------------------------------------
(In thousands)
Consolidated
  subsidiaries:
YEAR ENDED
  DECEMBER 31, 1994.....    $387,924     $1,102,499   $1,764,290
                          ------------   ----------   ----------
                          ------------   ----------   ----------
Year Ended
  December 31, 1993.....    $327,437     $1,006,659   $1,770,597
                          ------------   ----------   ----------
                          ------------   ----------   ----------
Year Ended
  December 31, 1992.....    $276,154     $  961,059   $1,541,560
                          ------------   ----------   ----------
                          ------------   ----------   ----------

(a) Liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns are discounted to present values using statutory annual rates ranging from 3 1/2% to 6% in 1994 and 3% to 6% in 1993 and 1992.

                                    EXHIBITS
                                       TO
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
DECEMBER 31, 1994                                       1-8278

                         RELIANCE GROUP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            RELIANCE GROUP HOLDINGS
                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
----------
       3.1  Reliance Group Holdings' Certificate of Incorporation, as amended (incorporated by reference to
            Exhibit 3(a) to Registration Statement No. 2-77043).

       3.2  Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22,
            1986 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-7493).

       3.3  Reliance Group Holdings' By-Laws, as amended (incorporated by reference to Exhibit 3.3 to Reliance
            Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1991).

       3.4  Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27,
            1993 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-67396).

       *4.

     +10.1  1990 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.2 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1990).

     +10.2  1991 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.3 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1991).

     +10.3  1992 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.4 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1992).

     +10.4  1993 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.4 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1993).

     +10.5  1994 Management Incentive Plan of Reliance Insurance Company (incorporated by reference to Exhibit
            10.5 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1994).

     +10.6  Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of January 1,
            1992 (incorporated by reference to Exhibit 10.6 to Reliance Group Holdings' Annual Report on Form
            10-K for the year ended December 31, 1991).

     +10.7  First Amendment, dated as of January 1, 1994, to Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.6 to
            Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

     +10.8  Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Group Holdings and Saul P. Steinberg (incorporated by reference to Exhibit 10.1 to

            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

------------------
 * Neither Reliance Group Holdings nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Group Holdings and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
----------
     +10.9  Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1,
            1992 (incorporated by reference to Exhibit 10.7 to Reliance Group Holdings' Annual Report on Form
            10-K for the year ended December 31, 1991).

    +10.10  First Amendment, dated as of January 1, 1994, to Employment Agreement between Reliance Insurance
            Company and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.6 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    +10.11  Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Insurance Company and Saul P. Steinberg (incorporated by reference to Exhibit 10.1 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

    +10.12  Employment Agreement between Reliance Group Holdings and Robert M. Steinberg, dated as of January 1,
            1994 (incorporated by reference to Exhibit 10.9 to Reliance Group Holdings' Annual Report on Form
            10-K for the year ended December 31, 1993).

    +10.13  First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Group Holdings and Robert M. Steinberg (incorporated by reference to Exhibit 10.3 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

    +10.14  Employment Agreement between Reliance Insurance Company and Robert M. Steinberg, dated as of January
            1, 1994 (incorporated by reference to Exhibit 10.7 to Reliance Insurance Company's Annual Report on
            Form 10-K for the year ended December 31, 1993).

    +10.15  First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg (incorporated by reference to Exhibit 10.2 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

    +10.16  1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit
            19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

    +10.17  The 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).


    +10.18  The Reliance Group Holdings, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

    +10.19  The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

    +10.20  The 1995 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan.

    +10.21  The Executive Bonus Plan for James E. Yacobucci, Senior Vice President-Investments, of Reliance Group
            Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1994).

    +10.22  Reliance National Risk Specialists 1988 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1988).

------------------
   + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
----------
    +10.23  Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1993).

    +10.24  Reliance National Risk Specialists 1993 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.10 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1993).

    +10.25  Reliance National Risk Specialists 1994 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.14 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1994).

    +10.26  Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance
            Company and Dennis Busti (incorporated by reference to Exhibit 10.8 to Reliance Insurance Company's
            Annual Report on Form 10-K for the year ended December 31, 1988).

    +10.27  Employment Agreement, dated as of September 12, 1994, between Reliance Insurance Company and Dean W.
            Case (incorporated by reference to Exhibit 10.3 to Reliance Insurance Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1994).

     10.28  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ('Hall') and Aon
            Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992).

     10.29  Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and
            Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings'

            Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

     10.30  Parent Undertaking Agreement, dated July 24, 1992, among Reliance Group Holdings, Inc., Reliance
            Insurance Company and Aon (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings'
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

     10.31  Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1992).

     10.32  Amendment, dated November 2, 1992, to Exhibit 10.28 (incorporated by reference to Exhibit 2.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

     10.33  Underwriting Agreement, dated October 30, 1992, among Shearson Lehman Brothers Inc., Salomon
            Brothers, Inc., Commonwealth Land Title Insurance Company ('Commonwealth'), Commonwealth Mortgage
            Assurance Company ('CMAC') and CMAC Investment Corporation ('CIC') (incorporated by reference to
            Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1992).

     10.34  International Underwriting Agreement, dated October 30, 1992, among Lehman Brothers International
            Limited, Salomon Brothers International Limited, Commonwealth, CMAC and CIC (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

     10.35  Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of
            Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York,
            Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit
            10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

------------------
   + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
----------
     10.36  Stock Purchase Agreement, dated April 3, 1993, by and among Reliance Group Holdings, Inc., Reliance
            Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit
            10.22 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1992).

     10.37  First Amendment, dated as of May 31, 1993, to Exhibit 10.36 (incorporated by reference to Exhibit 2.2 to Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported)
            July 14, 1993).

     10.38  Amendment, dated July 14, 1993, to Exhibit 10.36 (incorporated by reference to Exhibit 2.3 to
            Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July
            14, 1993).

      13.1  Reliance Group Holdings 1994 Annual Report.

      21.1  List of Subsidiaries of Reliance Group Holdings.


      23.1  Consent of Deloitte & Touche LLP

      27.1  Financial Data Schedule.

  **++28.1  Schedule P from the statutory reports of the Reliance Property and Casualty Companies.

    **99.1  Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended
            December 31, 1994.

------------------
++ Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** To be filed by Amendment.