Form 10-K405/A
period 1994-12-31
RELIANCE GROUP HOLDINGS INC
filed 1995-04-28
CIK 356395

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

         (1) Reliance Group Holdings, Inc. 1994 Annual Report--Parts I,
             II and IV.

         (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 11,
             1995--Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The purpose of this Amendment No. 1 on Form 10-K/A is to reflect that
Exhibit 28.1 is being filed with the Commission under cover of Form SE.

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

- ------------------
 * Neither Reliance Group Holdings nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Group Holdings and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

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

 **+10.20   The 1995 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan.

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

- ------------------
  + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).
** Previously filed with the Form 10-K to which this Form 10K/A, Amendment No. 1, relates.

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

- ------------------
    + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

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

   **13.1    Reliance Group Holdings 1994 Annual Report.

   **21.1    List of Subsidiaries of Reliance Group Holdings.

   **23.1    Consent of Deloitte & Touche LLP.

   **27.1    Financial Data Schedule.

***++28.1    Schedule P from the statutory reports of the Reliance Property and Casualty Companies.

 ****99.1    Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended
             December 31, 1994.

- ------------------
  ++ Schedule P from the statutory reports of Zenith National Insurance Corp.,
     34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.
  ** Previously filed with the Form 10-K to which this Form 10K/A, Amendment
     No. 1, relates.
 *** Schedule P will be filed with the Commission on April 28, 1995 under cover of Form SE.
**** To be filed by Amendment.

(B) REPORTS ON FORM 8-K

     During the last quarter of the period for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) November 28, 1994, reporting an Item 5 matter regarding an order of the insurance commissioner of California.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF APRIL, 1995.

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

                            RELIANCE GROUP HOLDINGS
                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
- ----------
       3.1  Reliance Group Holdings' Certificate of Incorporation, as amended (incorporated by reference to
            Exhibit 3(a) to Registration Statement No. 2-77043).

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

            Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

- ------------------
 * Neither Reliance Group Holdings nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Group Holdings and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
- ----------
     +10.9  Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1,
            1992 (incorporated by reference to Exhibit 10.7 to Reliance Group Holdings' Annual Report on Form
            10-K for the year ended December 31, 1991).

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

  **+10.20  The 1995 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan.

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

- ------------------
   + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).
  ** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
     No. 1 relates.

 EXHIBIT
  NUMBER
- ----------
    +10.23  Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to
            Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December
            31, 1993).

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

- ------------------
   + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
  NUMBER
- ----------
     10.36  Stock Purchase Agreement, dated April 3, 1993, by and among Reliance Group Holdings, Inc., Reliance
            Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit
            10.22 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31,
            1992).

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

    **13.1  Reliance Group Holdings 1994 Annual Report.

    **21.1  List of Subsidiaries of Reliance Group Holdings.


    **23.1  Consent of Deloitte & Touche LLP

    **27.1  Financial Data Schedule.

 ***++28.1  Schedule P from the statutory reports of the Reliance Property and Casualty Companies.

  ****99.1  Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended
            December 31, 1994.

- ------------------
  ++ Schedule P from the statutory reports of Zenith National Insurance Corp.,
     34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.
  ** Previously filed with the Form 10-K to which this Form 10-K/A, Amendment
     No. 1, relates.
 *** Schedule P will be filed with the Securities and Exchange Commission on
     April 28, 1995 under cover of Form SE.
**** To be filed by Amendment.