Form 10-Q
period 1995-03-31
RELIANCE GROUP HOLDINGS INC
filed 1995-05-12
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                                      OR

   ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ To _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___

As of May 1, 1995, 113,201,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X

                                                                           Page
                                                                            No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated Statement of Operations for the Quarters Ended
            March 31, 1995 and 1994 (Unaudited)..........................    2

        Consolidated Balance Sheet at March 31, 1995 (Unaudited) and
            December 31, 1994............................................    3

        Consolidated Statement of Changes in Shareholders' Equity for the
            Quarter Ended March 31, 1995 (Unaudited).....................    4

        Consolidated Condensed Statement of Cash Flows for the Quarters
            Ended March 31, 1995 and 1994 (Unaudited)....................    5

        Notes to Consolidated Financial Statements (Unaudited)...........    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................    8

PART II. OTHER INFORMATION, AS APPLICABLE................................   14

SIGNATURES...............................................................   15

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Quarter Ended March 31                              1995     1994
- -----------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues:
Premiums earned...............................  $604,666 $685,885
Net investment income.........................    69,378   62,650
Gain on sales of investments..................     8,286    2,037
Other.........................................    38,976   32,390
                                                -------- --------
                                                 721,306  782,962
                                                -------- --------
Claims and expenses:
Policy claims and settlement expenses.........   323,755  368,574
Policy acquisition costs and other insurance
  expenses....................................   295,404  358,804
Interest......................................    22,378   21,821
Other operating expenses......................    51,224   43,543
                                                -------- --------
                                                 692,761  792,742
                                                -------- --------
Income (loss) before income taxes, minority
  interests and equity in investee company....    28,545   (9,780)
Income tax (provision) benefit................    (8,000)   2,700
Minority interests............................      (759)    (854)
Equity in investee company....................     1,754    2,285
                                                -------- --------
Net income (loss).............................  $ 21,540 $ (5,649)
                                                ======== ========
Per-share information:
Net income (loss).............................  $   0.19 $  (0.05)
                                                ======== ========
Average number of common and common equivalent
  shares outstanding..........................   114,805  112,086

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                       March 31    December 31
ASSETS                                                     1995           1994
- ------------------------------------------------------------------------------
(In thousands, except per-share amount)

Marketable securities:
  Fixed maturities held for investment - at
    amortized cost (quoted market $1,121,050 and
    $1,053,551)..................................... $1,184,285     $1,166,020
  Fixed maturities available for sale - at quoted
    market (amortized cost $1,881,784 and
    $1,945,919).....................................  1,826,708      1,839,312
  Equity securities - at quoted market (cost
    $496,518 and $482,529)..........................    601,891        564,636
  Short-term investments............................    171,676        229,906
Cash................................................     63,760         48,977
Premiums and other receivables......................  1,306,783      1,262,554
Reinsurance recoverables............................  3,078,531      2,928,533
Federal and foreign income taxes, including deferred
  taxes.............................................     51,286         84,899
Investments in real estate - at cost, less
  accumulated depreciation..........................    290,575        291,666
Investment in investee company......................    145,699        148,776
Deferred policy acquisition costs...................    187,939        181,938
Excess of cost over fair value of net assets
  acquired, less accumulated amortization...........    266,929        269,424
Other assets........................................    384,973        352,912
                                                     ----------     ----------
                                                     $9,561,035     $9,369,553
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------
Unearned premiums................................... $1,324,966     $1,288,454
Unpaid claims and related expenses..................  5,935,988      5,809,546
Accounts payable and accrued expenses...............    668,206        700,380
Reinsurance ceded premiums payable..................    301,010        291,844
Term loans and short-term debt......................    132,547        141,355
Debentures and notes................................    730,601        730,596
Minority interests - redeemable preferred stock of a
  subsidiary........................................     20,740         20,628
                                                     ----------     ----------
                                                      9,114,058      8,982,803
                                                     ----------     ----------

Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per share, 225,000
    shares authorized, 113,190 and 113,127 shares
    issued and outstanding..........................     11,319         11,313
  Additional paid-in capital........................    534,472        533,979
  Retained earnings (deficit).......................    (97,994)      (110,479)
  Net unrealized gain (loss) on investments.........     19,529        (27,881)
  Net unrealized loss on foreign currency
    translation.....................................    (20,349)       (20,182)
                                                     ----------     ----------
                                                        446,977        386,750
                                                     ----------     ----------
                                                     $9,561,035     $9,369,553
                                                     ==========     ==========
See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                    Net
                                                                             Unrealized
                                                                       Net      Loss on
                                     Additional   Retained      Unrealized      Foreign
                             Common     Paid-In   Earnings  Gain (Loss) on     Currency  Shareholders'
                              Stock     Capital  (Deficit)     Investments  Translation         Equity
- ------------------------------------------------------------------------------------------------------
(In thousands, except per-share amount)
Balance, January 1, 1995..  $11,313    $533,979  $(110,479)       $(27,881)    $(20,182)      $386,750
Issuance of common stock..        6         235                                                    241
Transactions of investee
  company and other.......                  258                     (2,473)                     (2,215)
Net income................                          21,540                                      21,540
Dividends ($.08 per share)                          (9,055)                                     (9,055)
Appreciation after
  deferred income taxes...                                          49,883                      49,883
Foreign currency
  translation.............                                                         (167)          (167)
                            -------    --------  ---------        --------     --------       --------
Balance, March 31, 1995...  $11,319    $534,472  $(97,994)        $19,529      $(20,349)      $446,977
                            =======    ========  ========         =======      ========       ========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                        1995        1994
- ------------------------------------------------------------------------------
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES......      $(64,531)  $  67,749
                                                          --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available
  for sale..........................................       128,922      63,463
Proceeds from sales of fixed maturities held for
  investment........................................        14,419       5,021
Proceeds from redemptions of fixed maturities
  available for sale................................         4,224       6,777
Proceeds from redemptions of fixed maturities held
  for investment....................................           439       9,035
Proceeds from sales of equity securities............        64,415     119,928
Decrease in short-term investments - net............        55,494     193,368
Purchases of fixed maturities available for sale....       (56,821)   (141,732)
Purchases of fixed maturities held for investment...       (33,965)   (229,619)
Purchases of equity securities......................       (59,848)    (80,335)
Other - net.........................................       (20,343)    (18,693)
                                                          --------   ---------
                                                            96,936     (72,787)
                                                          --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans..............................            69          -
Increase (decrease) in short-term debt - net........        (6,257)      1,569
Repayments of term loans............................        (2,620)    (27,983)
Issuance of common stock............................           241       6,997
Dividends...........................................        (9,055)     (9,015)
                                                          --------   ---------
                                                           (17,622)    (28,432)
                                                          --------   ---------
Increase (decrease) in cash.........................        14,783     (33,470)
Cash, beginning of period...........................        48,977      94,114
                                                          --------   ---------
Cash, end of period.................................      $ 63,760   $  60,644
                                                          ========   =========
Supplemental disclosures of cash flow information:

Interest paid.......................................      $  2,200   $   1,700
                                                          ========   =========
Income taxes refunded...............................      $  1,100   $  10,300
                                                          ========   =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1995, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $1.8 million for the quarter ended March 31, 1995 compared to $2.3 million in the corresponding 1994 period.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                                  1995             1994
- -----------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues........................................    $149,562         $138,252
Net income......................................       6,900            8,200
Net income per share............................        0.36             0.43

3. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):
                                              Quarter Ended March 31
                                    ------------------------------------------
                                            1995                  1994
                                    ------------------------------------------
                                     Premiums   Premiums   Premiums   Premiums
                                      Written     Earned    Written     Earned
                                    ---------  ---------  ---------  ---------
Direct...........................   $ 683,908  $ 681,275  $ 711,679  $ 678,463
Assumed..........................     111,369     81,865     89,931     79,306
Ceded............................    (334,358)  (311,335)  (305,252)  (297,115)
                                    ---------  ---------  ---------  ---------
Net Premiums.....................   $ 460,919  $ 451,805  $ 496,358  $ 460,654
                                    =========  =========  =========  =========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):
                                                        Quarter Ended March 31
                                                        ----------------------
                                                              1995       1994
                                                         ---------  ---------
Gross..................................................  $ 510,470  $ 589,730
Reinsurance recoveries.................................   (200,004)  (241,350)
                                                         ---------  ---------
Net policy claims and settlement expenses..............  $ 310,466  $ 348,380
                                                         =========  =========

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
================================================================================
OVERVIEW

The Company had income from operations, before gain on sales of investments, of $16.2 million ($.14 per share) in the first quarter of 1995 compared to a loss from operations of $7.0 million ($.06 per share) in the corresponding 1994 period. The improvement in operating income reflects significantly stronger underwriting results in property and casualty insurance operations and lower catastrophe losses. Net income in the first quarter of 1995 was $21.5 million ($.19 per share) which included an after-tax gain on sales of investments of $5.4 million ($.05 per share), compared to a net loss in the first quarter of 1994 of $5.6 million ($.05 per share) which included an after-tax gain on sales of investments of $1.3 million ($.01 per share).

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $460.9 million and $451.8 million in the first quarter of 1995 compared to $496.4 million and $460.7 million in the corresponding 1994 period. The decline in net written and net earned premiums in 1995 reflects lower writings in workers' compensation resulting from the trend towards high deductible insurance and captive insurance programs, both of which result in the recognition of lower premiums and lower losses. Workers' compensation premiums also reflect an increase in return premiums on retrospectively rated policies due to improved loss experience. The decline in workers' compensation net premiums written was partially offset by growth in general liability, reinsurance, surety and inland marine lines of business.

The underwriting loss for the first three months of 1995 was $5.2 million compared to $44.4 million in the corresponding 1994 period. The improved underwriting results reflect lower catastrophe losses which were $3.4 million ($7.2 million before reinsurance) in the first quarter of 1995 compared to $28.7 million ($73.4 million before reinsurance) in the corresponding 1994 period. Catastrophe losses in the first quarter of 1994 arose primarily from the January 1994 California earthquake. The underwriting results in 1995 also reflect improved loss experience in workers' compensation and record underwriting profits in the surety line of business of $11.4 million compared to $6.1 million in the first three months of 1994. The combined ratio (calculated on a GAAP basis), after policyholders' dividends was 101.4% in the first three months of 1995 compared to 109.1% in the corresponding 1994 period. Excluding the effects of catastrophes, the combined ratio was 100.7% in the first quarter of 1995 compared to 102.9% in the first quarter of 1994.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $62.4 million during the three-month period ending March 31, 1995 from $56.0 million in the corresponding 1994 period. This increase resulted from growth in the size of the fixed maturity investment portfolio and, to a lesser extent, the increase in interest rates.

Gain on sales of investments was $8.1 million in the first quarter of 1995 and $3.2 million in the corresponding 1994 period.

TITLE INSURANCE OPERATIONS

Premiums and fees in the first quarter of 1995 were $152.9 million compared to $225.2 million in the corresponding quarter of 1994. This decrease resulted from significantly lower levels of residential refinancing activity, as well as declines in resale and new home sale activity. While the first quarter is traditionally the weakest in the title insurance industry, in 1994 that seasonal weakness was more than offset by strong residential refinancing activity. Partially offsetting this decline in 1995 premiums and fees from residential transactions was an increase in commercial real estate activity where operating margins are generally higher.

As a result of lower agency revenues, agency commissions declined to $75.2 million during the three-month period ended March 31, 1995 from $110.0 million in the corresponding 1994 period. Other expenses were $75.6 million in the first quarter of 1995 compared to $93.8 million in the corresponding 1994 period. The decline in other expenses reflects various cost control programs, including staff reductions, undertaken by the Company. The expense ratio of the title insurance operations (which includes agency commissions) was 98.2% in the first quarter of 1995 compared to 89.9% in the corresponding 1994 period. The increase in the expense ratio resulted from the decline in premiums. As a result of lower premiums, the provision for claim losses declined to $13.3 million in the first three months of 1995 from $20.2 million in the first three months of 1994.

INVESTMENT PORTFOLIO

At March 31, 1995, the Company's investment portfolio aggregated $3.73 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At March 31, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $330.8 million (10% of the fixed income portfolio) and $118.3 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $37.8 million in the first quarter of 1995 compared to $31.5 million in the corresponding 1994 period. The increase in revenues resulted from growth in the information technology business. Operating expenses incurred by these operations were $36.8 million in the first three months of 1995 compared to $30.7 million in the corresponding 1994 period. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of operations.

At March 31, 1995, the Company's real estate holdings had a carrying value of $290.6 million, which includes 11 shopping centers with an aggregate carrying value of $128.9 million, office buildings and other commercial properties, with an aggregate carrying value of $100.9 million, and undeveloped land with a carrying value of $60.8 million.

INTEREST EXPENSE

Interest expense increased to $22.4 million in the first quarter of 1995 from $21.8 million in the corresponding 1994 period reflecting increased interest rates on amounts borrowed under the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $24.5 million for the three months ended March 31, 1995. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b)

the preceding year's statutory net
income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

In addition, under California Insurance law, Reliance Insurance Company is deemed to be a "commercially domiciled" California insurer and therefore subject to the dividend payment laws of California. The California laws which limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of the dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of Pennsylvania. As in Pennsylvania, the California Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

Total common and preferred stock dividends paid by Reliance Insurance Company during the first three months of 1995 were $20.7 million ($20.1 million for common stock). During 1995, $124.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania and California law. The Company believes such amount, together with net tax payments from its subsidiaries, will be sufficient to meet its cash needs.

There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania or California law for the payment of dividends without prior Insurance Department approvals or that any requested approvals will be obtained. However, Reliance Insurance Company has been advised by the California Insurance Department that any required prior approval will be based on the financial stability of the Company. Reliance Insurance Company has also been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely effect the Company's ability to service its debt and to pay dividends on its common stock.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt
of premiums. For the three months ended March 31, 1995, Reliance Insurance Company utilized $45.8 million of cash flow from operating activities. Cash flow from operating activities is traditionally low during the first quarter of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 1995, Reliance Insurance Company had $228.8 million of cash and short-term investments.

For the three months ended March 31, 1995, the Company used $64.5 million of cash flow from operating activities while, in the comparable 1994 period, the Company generated $67.7 million of operating cash flow. The decline in operating cash flow reflects higher ceded premium payments and higher payments for policy claims and related expenses.

The Company generated $96.9 million of cash flow from investing activities for the three months ended March 31, 1995. For the three months ended March 31, 1994, the Company used $72.8 million of cash flow for investing activities. Net sales of marketable securities generated $117.3 million of cash flow in 1995 while net purchases of marketable securities utilized $54.1 million of cash flow in the corresponding 1994 period. During the first three months of 1995 and 1994 the Company sold fixed maturities held for investment with an amortized cost of $15.0 million and $4.8 million. These sales were in response to a significant deterioration in the issuers' creditworthiness.

The Company used $17.6 million and $28.4 million of cash flow from financing activities for the three months ended March 31, 1995 and 1994, respectively. Cash was used principally for the reduction of debt and payment of dividends which, in the 1994 period, was partially offset by the issuance of $7.0 million of common stock.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At March 31, 1995, borrowings aggregating $40.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75 million of borrowings under the term loan were used to redeem all of the outstanding redeemable preferred stock of Reliance Insurance Company ($24.0 million) and will be used to redeem $25.0 million of the Company's 10.36% and $25.0 million of 9.48% senior reset notes, which may include a portion of the notes currently held by Reliance Insurance Company. In connection with these transactions, the Company will incur an after-tax extraordinary loss of approximately $3.4 million in the second quarter of 1995.

The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry, effective in 1995, based on 1994 annual statutory financial statements. Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have statutory capital in excess of the minimum required risk-based capital.

Maintaining appropriate levels of statutory surplus is considered important by the Company's management, state insurance regulatory authorities and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 6.     Exhibits and Reports on Form 8-K.

   (a)      Exhibits.

            27. Financial Data Schedule

   (b)      Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RELIANCE GROUP HOLDINGS, INC.
                                         -----------------------------
                                                  (Registrant)

Date: May 12, 1995                       /s/ George E. Bello
      ---------------                    -----------------------------
                                         George E. Bello
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)