Form 10-Q
period 1995-06-30
RELIANCE GROUP HOLDINGS INC
filed 1995-08-14
CIK 356395

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1995

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From________ To________

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

As of August 1, 1995, 113,247,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.


         RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                           I N D E X


                                                                         Page
                                                                          No.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statement of Income for the Quarters and Six-Month
       Periods Ended June 30, 1995 and 1994 (Unaudited). . . . . . .       2

     Consolidated Balance Sheet at June 30, 1995 (Unaudited) and
       December 31, 1994 . . . . . . . . . . . . . . . . . . . . . .       3

     Consolidated Statement of Changes in Shareholders' Equity for
       the Six-Month Period Ended June 30, 1995 (Unaudited). . . . .       4

     Consolidated Condensed Statement of Cash Flows for the Six-Month
       Periods Ended June 30, 1995 and 1994 (Unaudited). . . . . . .       5

     Notes to Consolidated Financial Statements (Unaudited). . . . .       6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . .       9



PART II.  OTHER INFORMATION, AS APPLICABLE . . . . . . . . . . . . .      16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                       Quarter Ended         Six Months Ended
                                                          June 30                 June 30
                                                    1995         1994        1995          1994
(In thousands, except per-share amounts)

Revenues:
Premiums earned...............................    $599,957    $734,588   $1,204,623   $1,420,473
Net investment income.........................      66,362      64,603      135,740      127,253
Gain on sales of investments..................       7,669       1,821       15,955        3,858
Other.........................................      42,189      38,357       81,165       70,747
                                                  --------    --------   ----------   ----------
                                                   716,177     839,369    1,437,483    1,622,331
                                                  --------    --------   ----------   ----------
Claims and expenses:
Policy claims and settlement expenses.........     304,809     360,735      628,564      729,309
Policy acquisition costs and other insurance
    expenses..................................     306,812     384,462      602,216      743,266
Interest......................................      22,330      21,940       44,708       43,761
Other operating expenses......................      49,585      49,205      100,809       92,748

                                                  --------    --------   ----------   ----------
                                                   683,536     816,342    1,376,297    1,609,084
                                                  --------    --------   ----------   ----------
Income before income taxes, minority interests
    and equity in investee company............      32,641      23,027       61,186       13,247
Provision for income taxes....................      (8,400)     (6,400)     (16,400)      (3,700)
Minority interests............................        (202)       (734)        (961)      (1,588)
Equity in investee company....................       2,399       2,505        4,153        4,790
                                                  --------    --------   ----------   ----------
Income before extraordinary item..............      26,438      18,398       47,978       12,749
Extraordinary item - early extinguishment of
    debt......................................      (3,363)         -        (3,363)          -
                                                  --------    --------   ----------   ----------
Net income....................................    $ 23,075     $18,398     $ 44,615     $ 12,749
                                                  ========    ========   ==========   ==========

Per-share information:
Income before extraordinary item..............    $    .23     $   .16     $    .42     $    .11
Extraordinary item - early extinguishment of
    debt......................................        (.06)         -          (.06)          -
                                                  --------    --------   ----------   ----------
Net income....................................    $    .17     $   .16     $    .36     $    .11
                                                  ========    ========   ==========   ==========

Average number of common and common equivalent
      shares outstanding......................     115,548     115,075      115,180      115,009

See notes to consolidated financial statements
                                                 -2-

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                            June 30       December 31
ASSETS                                                                        1995           1994
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,216,259 and $1,053,551).....................      $1,207,725    $1,166,020
     Fixed maturities available for sale - at quoted market
        (amortized cost $1,779,792 and $1,945,919)....................       1,793,315     1,839,312
     Equity securities - at quoted market (cost $446,115
        and $482,529).................................................         622,616       564,636
     Short-term investments...........................................         222,402       229,906
Cash..................................................................          72,816        48,977
Premiums and other receivables........................................       1,324,518     1,262,554
Reinsurance recoverables..............................................       3,180,003     2,928,533
Federal and foreign income taxes, including deferred taxes............             -          84,899
Investments in real estate - at cost, less accumulated
     depreciation.....................................................         288,701       291,666
Investment in investee company........................................         156,017       148,776

Deferred policy acquisition costs.....................................         192,049       181,938
Excess of cost over fair value of net assets acquired, less
      accumulated amortization........................................         264,434       269,424
Other assets..........................................................         373,374       352,912
                                                                            ----------    ----------
                                                                            $9,697,970    $9,369,553
                                                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums.....................................................      $1,303,574    $1,288,454
Unpaid claims and related expenses....................................       6,023,749     5,809,546
Accounts payable and accrued expenses.................................         614,245       700,380
Reinsurance ceded premiums payable....................................         302,321       291,844
Federal and foreign income taxes, including deferred taxes                       9,267             -
Term loans and short-term debt........................................         197,286       141,355
Debentures and notes..................................................         690,312       730,596
Minority interests - redeemable preferred stock of a
     subsidiary.......................................................             -          20,628
                                                                            ----------    ----------
                                                                             9,140,754     8,982,803
                                                                            ----------    ----------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 113,236 and 113,127 shares
       issued and outstanding.........................................          11,324         11,313
     Additional paid-in capital.......................................         534,574        533,979
     Retained earnings (deficit)......................................         (87,006)      (110,479)
     Net unrealized gain (loss) on investments........................         117,657        (27,881)
     Net unrealized loss on foreign currency translation..............         (19,333)       (20,182)
                                                                            ----------     ----------
                                                                               557,216        386,750
                                                                            ----------     ----------
                                                                            $9,697,970     $9,369,553
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

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        Net
                                                                                                 Unrealized

                                                                                          Net       Loss on
                                                      Additional  Retained         Unrealized       Foreign
                                             Common      Paid-In  Earnings     Gain (Loss) on      Currency   Shareholders'
                                              Stock      Capital  (Deficit)       Investments   Translation          Equity
(In thousands, except per-share amount)

Balance, January 1, 1995.................. $ 11,313    $ 533,979  $ (110,479)     $ (27,881)     $ (20,182)    $  386,750

Issuance of common stock..................       11          405                                                      416

Transactions of investee
     company and other ...................                   190                      3,441                         3,631

Net income ...............................                            44,615                                       44,615

Loss on early extinguishment of
     redeemable preferred stock
     of a subsidiary......................                            (3,029)                                      (3,029)

Dividends ($.16 per share)................                           (18,113)                                     (18,113)

Appreciation after deferred
     income taxes.........................                                          142,097                       142,097

Foreign currency translation..............                                                             849            849
                                           --------   ----------  -----------  ------------     -----------   -----------
Balance, June 30, 1995.................... $ 11,324    $ 534,574   $ (87,006)     $ 117,657      $ (19,333)     $ 557,216
                                           ========   ==========  ===========  ============     ===========   ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                     1995       1994
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES......    $(128,028) $  26,746
                                                        ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available
     for sale.......................................      265,736    221,236
Proceeds from sales of fixed maturities held for
     investment.....................................       14,419     15,405
Proceeds from redemptions of fixed maturities
     available for sale.............................       18,060     35,963
Proceeds from redemptions of fixed maturities held
     for investment.................................          667     13,384
Proceeds from sales of equity securities............      170,522    146,399
Decrease in short-term investments - net............        4,760    192,646

Purchases of fixed maturities available for sale....     (110,903)  (312,912)
Purchases of fixed maturities held for investment...      (57,413)  (201,984)
Purchases of equity securities......................     (128,745)  (107,576)
Other - net.........................................          647    (25,859)
                                                        ---------- ----------
                                                          177,750    (23,298)
                                                        ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans..............................       75,146      5,133
Increase (decrease) in short-term debt - net........      (16,474)       143
Repayments of term loans............................       (2,741)   (30,964)
Issuance of common stock............................          416      7,184
Repurchases of senior reset notes...................      (40,348)        -
Dividends...........................................      (18,113)   (18,061)
Redemption of redeemable preferred stock
     of a subsidiary................................      (23,769)    (3,360)
                                                        ---------- ----------
                                                          (25,883)   (39,925)
                                                        ---------- ----------

Increase (decrease) in cash.........................       23,839    (36,477)
Cash, beginning of period...........................       48,977     94,114
                                                        ---------- ----------
Cash, end of period.................................    $  72,816  $  57,637
                                                        ========== ==========

Supplemental disclosures of cash flow information:

Interest paid.......................................    $  38,900  $  38,200
                                                        ========== ==========

Income taxes refunded (paid)........................    $    (100) $  10,000
                                                        ========== ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1995, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.


For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

On April 26, 1995, the Company extended its revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company.
These transactions resulted in an after-tax extraordinary loss of $3.4 million ($.03 per share). In addition, in the second quarter of 1995, the Company redeemed all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million). The cost of the early redemption in excess of the carrying value of the preferred stock was $3.0 million ("Redemption Premium") and was charged directly to shareholders' equity. For purposes of computing earnings per share, the Redemption Premium was deducted from net income available to common shareholders' and classified as an extraordinary loss.
This reduced earnings per share by an additional $.03.

2. Equity In Investee Company

Equity income in Zenith National Insurance Corp. was $2.4 million and $4.2 million for the second quarter and first six months of 1995 compared to $2.5 million and $4.8 million in the corresponding 1994 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

     Six Months Ended June 30                         1995             1994
     (In thousands, except per-share amounts)

     Revenues. . . . . . . . . . . . . . . . . . $ 302,623        $ 289,577
     Income before income taxes  . . . . . . . .    26,023           28,751
     Net income. . . . . . . . . . . . . . . . .    17,100           19,100
     Net income per share. . . . . . . . . . . .       .91             1.00

3. Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                               Six Months Ended June 30
                                                  1995                                        1994
                                      Premiums            Premiums               Premiums                 Premiums
                                       Written              Earned                Written                   Earned
  Direct . . . . . . . . . . . .  $  1,322,851        $  1,323,347             $1,360,423               $1,337,567
  Assumed. . . . . . . . . . . .       201,811             188,878                178,592                  180,076
  Ceded. . . . . . . . . . . . .      (619,607)           (617,862)              (568,787)                (579,413)

                                  -------------       -------------            -----------              -----------
  Net Premiums . . . . . . . . .  $    905,055        $    894,363             $  970,228               $  938,230
                                  =============       =============            ===========              ===========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                   Six Months Ended
                                                                       June 30
                                                               1995               1994
  Gross. . . . . . . . . . . . . . . . . . . . . . . .     $1,004,698         $ 1,104,732
  Reinsurance recoveries . . . . . . . . . . . . . . .       (403,186)           (418,363)
                                                           -----------        ------------
  Net policy claims and settlement expenses. . . . . .     $  601,512         $   686,369
                                                           ===========        ============


Effective January 1, 1995, the Company has entered into an aggregate excess of loss reinsurance agreement. This agreement indemnifies the Company for ultimate net property and casualty insurance losses in excess of a specified retention for the 1995 accident year up to a maximum aggregate limit of $100 million.

                                      -8-

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Overview

The Company had income from operations, before gain on sales of investments and certain consulting operations, of $19.8 million ($.17 per share) and $35.9 million ($.31 per share) in the second quarter and first six months of 1995 compared to $17.2 million ($.15 per share) and $10.3 million ($.09 per share) in the corresponding 1994 periods. The improvement in operating income resulted from stronger underwriting results in the property and casualty insurance operations, partially offset by lower results in title insurance operations. In the second quarter and first six months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million and reduced earnings per-share by $.03. In addition, the cost of the early redemption of all of the outstanding redeemable preferred stock of Reliance Insurance Company in excess of the carrying value of the preferred stock, $3.0 million, was charged directly to shareholders' equity and reduced earnings per share by $.03 in the second quarter and first six months of 1995. Net income in the second quarter and first six months of 1995 was $23.1 million ($.17 per share) and $44.6 million ($.36 per share) which included an after-tax gain on sales of investments and certain consulting operations of $6.7 million ($.06 per share) and $12.1 million ($.11 per share). Net income in the second quarter and first six months of 1994 was $18.4 million ($.16 per share) and $12.7 million ($.11 per share) which included an after-tax gain on sales of investments of $1.2 million ($.01 per share) and $2.5 million ($.02 per share).

                                      -9-

Property and Casualty Insurance Operations

Net premiums written declined in the quarter and six months ended June 30, 1995 to $444.1 million and $905.1 million from $473.9 million and $970.2 million in the corresponding 1994 periods. Net premiums earned also declined in the quarter and six months ended June 30, 1995 to $442.6 million and $894.4 million from $477.6 million and $938.2 million in the corresponding 1994 periods. These declines in net written and net earned premiums in 1995 reflects lower writings in workers' compensation business resulting from the trend towards high deductible insurance and captive insurance programs, both of which result in lower premiums and lower losses. Workers' compensation premiums also reflect an increase in return premiums on retrospectively rated policies due to improved loss experience. The decline in workers' compensation net premiums written was partially offset by growth in general liability, surety and inland and ocean marine lines of business.

Underwriting losses for the second quarter and first six months of 1995 were $7.9 million and $13.1 million compared to $16.7 million and $61.0 million in the corresponding 1994 periods. The improved underwriting results reflect record underwriting profits in the surety line of business of $13.6 million and $25.0 million in the second quarter and first six months of 1995 compared to $6.1 million and $12.2 million in the corresponding 1994 periods. Underwriting results in 1995 also reflect increased underwriting profits in workers' compensation business, partially offset by higher underwriting losses in commercial multiple peril lines. Underwriting results in 1995 have also benefitted from a lower level of catastrophe losses which totalled $4.0 million and $7.3 million in the quarter and six months ended June 30, 1995 compared to $6.7 million and $35.4 million in the corresponding 1994 periods. Catastrophe losses in the first six months of 1994 arose primarily from the January 1994 California earthquake. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.3% in both the second quarter and first six months of 1995, (100.4% and 100.5%, excluding the effects of catastrophes) compared to 103.0% and 106.1% in the corresponding 1994 periods (101.6% and 102.3%, excluding the effects of catastrophes).


Property and Casualty Insurance Investment Results

Net investment income of the property and casualty insurance operations increased to $59.5 million and $121.9 million in the three-month and six-month periods ended June 30, 1995 from $58.1 million and $114.1 million in the corresponding 1994 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio and an increase in interest rates.


Gain on sales of investments was $7.7 million and $15.7 million in the second quarter and first six months of 1995 compared to $1.7 million and $4.8 million in the corresponding 1994 periods.


Title Insurance Operations

Premiums and fees in the second quarter and first six months of 1995 declined to $157.4 million and $310.3 million from $257.0 million and $482.2 million in the comparable 1994 periods. These declines resulted from lower levels of residential real estate activity in the first half of 1995 when compared to the first half of 1994. The 1994 periods benefitted from strong agency revenues resulting from the typical reporting lag of 60-90 days and reflected the strong market conditions that existed in early 1994 and late 1993.

As a result of lower agency revenues, agency commissions in the second quarter and first six months of 1995 declined to $71.3 million and $146.5 million from $140.2 million and $250.2 million in the corresponding 1994 periods. The expense ratio of the title insurance operations (which includes agency commissions) was 93.6% and 96.2% in the second quarter and first six months of 1995 compared to 88.5% and 89.4% in the corresponding 1994 periods. The increase in the 1995 expense ratios resulted from the decline in premiums. Other expenses were $77.9 million and $153.5 million in the three-month and six-month periods ended June 30, 1995 compared to $89.9 million and $183.7 million in the corresponding 1994 periods. These declines reflect various cost control programs, including staff reductions undertaken by the Company. As a result of lower premiums, the provision for claim losses declined to $13.8 million and $27.1 million in the second quarter and first six months of 1995 from $22.7 million and $42.9 million in the corresponding 1994 periods.


Investment Portfolio

At June 30, 1995, the Company's investment portfolio aggregated $3.72 billion (at cost) of which 12% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At June 30, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities since these issues may be more susceptible to severe economic downturns. At June 30, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $322.5 million (10% of the fixed income portfolio) and $86.5 million (3% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.


Other Operations

The Company's consulting and technical services operations provide services in the information technology and energy fields. Revenues for these operations were $40.7 million and $78.5 million in the second quarter and first six months of 1995, which included a pre-tax gain of $2.6 million resulting from the second quarter sales of certain consulting operations. These sales are not expected to have a material effect on the Company's operations. Revenues in the second quarter and first six months of 1994 were $37.1 million and $68.6 million. Operating expenses were $36.3 million and $73.2 million in the three-month and six-month periods ending June 30, 1995 compared to $35.4 million and $66.1 million in the corresponding 1994 periods. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of income.

At June 30, 1995, the Company's real estate holdings had a carrying value of $288.7 million, which includes 11 shopping centers with an aggregate carrying value of $127.7 million, office buildings and other commercial properties, with an aggregate carrying value of $100.0 million, and undeveloped land with a carrying value of $61.0 million.


Interest Expense

Interest expense increased to $22.3 million and $44.7 million in the second quarter and first six months of 1995 from $21.9 million and $43.8 million in the corresponding 1994 periods reflecting increased interest rates on amounts borrowed under the Company's revolving credit facility.


Liquidity and Capital Resources

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $70.5 million for the six months ended June 30, 1995. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

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


Total common stock dividends paid by Reliance Insurance Company during the first six months of 1995 were $55.7 million. During 1995, $124.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania and California law. The Company believes such amount, together with net tax payments from its subsidiaries, will be sufficient to meet its cash needs.

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

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the six months ended June 30, 1995, Reliance Insurance Company utilized $89.8 million of cash flow for operating activities. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At June 30, 1995, Reliance Insurance Company had $290.2 million of cash and short-term investments.

For the six months ended June 30, 1995, the Company utilized $128.0 million of cash flow for operating activities while, in the comparable 1994 period, the Company generated $26.7 million of operating cash flow. Although the Company's gross written premiums have remained constant during 1995, when compared to 1994, net written premiums and operating cash flow have declined due to higher ceded premium payments. The increase in ceded premium payments reflects a greater level of writings in those types of business which require larger levels of reinsurance. In addition, the decline in operating cash flow in 1995, when compared to 1994, reflects higher payments for property and casualty policy claims and related expenses as well as the lower levels of net income generated by the title insurance operations.

The Company generated $177.8 million of cash flow from investing activities for the six months ended June 30, 1995. For the six months ended June 30, 1994, the Company used $23.3 million of cash flow for investing activities. Net sales of marketable securities generated $177.1 million of cash flow in 1995 while net sales of marketable securities generated $2.6 million of cash flow in the corresponding 1994 period. During the first six months of 1995 and 1994 the Company sold fixed maturities held for investment with an amortized cost of $15.0 million and $15.1 million. These sales were in response to a significant deterioration in the issuers' creditworthiness.

The Company used $25.9 million and $39.9 million of cash flow for financing activities for the six months ended June 30, 1995 and 1994. Cash was used principally for the reduction of debt, the redemption of a subsidiary's redeemable preferred stock and payment of dividends which, in 1995, was partially offset by additional term loan borrowings.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100.0 million. At June 30, 1995, borrowings aggregating $30.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company.
These transactions resulted in an after-tax extraordinary loss of $3.4 million ($.03 per share). In addition, in the second quarter of 1995, the Company redeemed all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million). The cost of the early redemption in excess of the carrying value of the preferred stock, $3.0 million, was charged directly to shareholders' equity.

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


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders.

           On May 11, 1995, at the annual meeting of stockholders of the Company, the stockholders elected the fourteen directors set forth below. The number of votes cast for or withheld were as follows:

                PROPOSAL - ELECTION OF DIRECTORS

                                                      For           Withheld
                Saul P. Steinberg                 100,383,412       1,344,641
                Robert M. Steinberg               100,707,431       1,020,622
                George R. Baker                   100,702,566       1,025,487
                George E. Bello                   100,715,128       1,012,925
                Carter Burden                     100,719,555       1,008,498
                Dennis A. Busti                   100,068,304       1,659,749
                Lowell C. Freiberg                100,060,125       1,667,928
                Dr. Thomas P. Gerrity             100,721,110       1,006,943
                Jewell Jackson McCabe              99,989,354       1,738,699
                Irving Schneider                  100,705,302       1,022,751
                Bernard L. Schwartz               100,057,875       1,670,178
                Richard E. Snyder                 100,694,227       1,033,826
                Thomas J. Stanton, Jr.            100,692,100       1,035,953
                James E. Yacobucci                100,716,920       1,011,133


Item 6.    Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  27. Financial Data Schedule

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                     -16-

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RELIANCE GROUP HOLDINGS, INC.
                           (Registrant)



Date:  August 11, 1995     /s/ George E. Bello
                           -------------------
                           George E. Bello
                           Executive Vice President and Controller
                           (Chief Accounting Officer)