Form 10-Q
period 1995-09-30
RELIANCE GROUP HOLDINGS INC
filed 1995-11-14
CIK 356395

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No _____

As of November 1, 1995, 113,310,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

               RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                  I N D E X

                                                                           Page
                                                                            No.
                                                                           ----
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

      Consolidated Statement of Income for the Quarters and Nine-Month
        Periods Ended September 30, 1995 and 1994 (Unaudited) . . . . . . .2

      Consolidated Balance Sheet at September 30, 1995 (Unaudited) and
        December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .3

      Consolidated Statement of Changes in Shareholders' Equity for the
        Nine-Month Period Ended September 30, 1995 (Unaudited). . . . . . .4

      Consolidated Condensed Statement of Cash Flows for the Nine-Month
        Periods Ended September 30, 1995 and 1994 (Unaudited) . . . . . . .5

      Notes to Consolidated Financial Statements (Unaudited). . . . . . . .6

   Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . .8


PART II.   OTHER INFORMATION, AS APPLICABLE . . . . . . . . . . . . . . . 15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                               Quarter Ended          Nine Months Ended
                                                                               September 30              September 30
                                                                             1995        1994          1995         1994
(In thousands, except per-share amounts)
Revenues:
Premiums earned......................................................... $  618,831  $  623,547  $  1,823,454  $  2,044,020
Net investment income...................................................     68,727      65,362       204,467       192,615
Gain on sales of investments............................................      8,454       3,403        24,409         7,261
Other...................................................................     38,103      38,072       119,268       108,819
                                                                         ----------  ----------  ------------  ------------
                                                                            734,115     730,384     2,171,598     2,352,715
                                                                         ----------  ----------  ------------  ------------
Claims and expenses:
Policy claims and settlement expenses...................................    319,068     308,941       947,632     1,038,250
Policy acquisition costs and other insurance expenses...................    308,795     326,948       911,011     1,070,214
Interest................................................................     22,342      22,261        67,050        66,022
Other operating expenses................................................     48,085      47,535       148,894       140,283
                                                                         ----------  ----------  ------------  ------------
                                                                            698,290     705,685     2,074,587     2,314,769
                                                                         ----------  ----------  ------------  ------------
Income before income taxes, minority interests
     and equity in investee company.....................................     35,825      24,699        97,011        37,946
Provision for income taxes..............................................     (9,900)     (7,400)      (26,300)      (11,100)
Minority interests......................................................          -        (769)         (961)       (2,357)
Equity in investee company..............................................      2,072       2,776         6,225         7,566
                                                                         ----------  ----------  ------------  ------------
Income from continuing operations.......................................     27,997      19,306        75,975        32,055
Loss on disposal of discontinued operations of
     investee company...................................................     (4,497)          -        (4,497)            -
                                                                         ----------  ----------  ------------  ------------
Income before extraordinary item........................................     23,500      19,306        71,478        32,055
Extraordinary item - early extinguishment of debt.......................          -           -        (3,363)            -
                                                                         ----------  ----------  ------------  ------------
Net income.............................................................. $   23,500  $   19,306  $     68,115  $     32,055
                                                                         ==========  ==========  ============  ============
Per-share information:
Income from continuing operations....................................... $      .24  $      .17  $        .66  $        .28
Loss on disposal of discontinued operations of
     investee company...................................................       (.04)          -          (.04)            -
                                                                         ----------  ----------  ------------  ------------
Income before extraordinary item........................................        .20         .17           .62           .28
Extraordinary item - early extinguishment of debt.......................          -           -          (.06)            -
                                                                         ----------  ----------  ------------  ------------
Net Income.............................................................. $      .20  $      .17  $        .56  $        .28
                                                                         ==========  ==========  ============  ============
Average number of common and common equivalent
     shares outstanding.................................................    116,413     115,165       115,607       115,073



See notes to consolidated financial statements

                                                                      -2-

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                  September 30     December 31
ASSETS                                                                                    1995            1994
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,221,739 and $1,053,551)............................    $  1,202,856     $  1,166,020
     Fixed maturities available for sale - at quoted market
        (amortized cost $1,834,918 and $1,945,919)...........................       1,863,772        1,839,312
     Equity securities - at quoted market (cost $373,294
        and $482,529)........................................................         539,220          564,636
     Short-term investments..................................................         437,849          229,906
Cash.........................................................................          47,578           48,977
Premiums and other receivables...............................................       1,278,713        1,262,554
Reinsurance recoverables.....................................................       3,173,459        2,928,533
Federal and foreign income taxes, including deferred taxes...................               -           84,899
Investments in real estate - at cost, less accumulated
     depreciation............................................................         281,990          291,666
Investment in investee company...............................................         158,880          148,776
Deferred policy acquisition costs............................................         191,362          181,938
Excess of cost over fair value of net assets acquired, less
     accumulated amortization................................................         261,939          269,424
Other assets.................................................................         383,719          352,912
                                                                                 ------------     ------------
                                                                                 $  9,821,337     $  9,369,553
                                                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums............................................................    $  1,272,554     $  1,288,454
Unpaid claims and related expenses...........................................       6,072,832        5,809,546
Accounts payable and accrued expenses........................................         686,236          700,380
Reinsurance ceded premiums payable...........................................         318,766          291,844
Federal and foreign income taxes, including deferred taxes...................          19,225                -
Term loans and short-term debt...............................................         182,536          141,355
Debentures and notes.........................................................         690,315          730,596
Minority interests - redeemable preferred stock of a
     subsidiary..............................................................               -           20,628
                                                                                 ------------     ------------
                                                                                    9,242,464        8,982,803
                                                                                 ------------     ------------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
        shares authorized, 113,307 and 113,127 shares
        issued and outstanding...............................................          11,331           11,313
     Additional paid-in capital..............................................         534,966          533,979
     Retained earnings (deficit).............................................         (72,569)        (110,479)
     Net unrealized gain (loss) on investments...............................         126,531          (27,881)
     Net unrealized loss on foreign currency translation.....................         (21,386)         (20,182)

                                                                                 ------------     ------------
                                                                                      578,873          386,750
                                                                                 ------------     ------------
                                                                                 $  9,821,337     $  9,369,553
                                                                                 ============     ============

See notes to consolidated financial statements
                                      -3-


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                       Net
                                                                                                Unrealized
                                                                                         Net       Loss on
                                                    Additional    Retained        Unrealized       Foreign
                                           Common      Paid-In    Earnings    Gain (Loss) on      Currency     Shareholders'
                                            Stock      Capital   (Deficit)       Investments   Translation           Equity
(In thousands, except per-share amount)
Balance, January 1, 1995................. $11,313  $  533,979  $ (110,479)    $      (27,881)  $   (20,182)   $     386,750

Issuance of common stock.................      18         672                                                           690

Transactions of investee
     company and other...................                 315                          9,142                          9,457

Net income...............................                          68,115                                            68,115

Loss on early extinguishment of
     redeemable preferred stock
     of a subsidiary.....................                          (3,029)                                           (3,029)

Dividends ($.24 per share)...............                         (27,176)                                          (27,176)

Appreciation after deferred
     income taxes........................                                            145,270                        145,270

Foreign currency translation.............                                                           (1,204)          (1,204)
                                          -------  ----------  ----------     --------------   -----------    -------------
Balance, September 30, 1995.............. $11,331  $  534,966  $  (72,569)    $      126,531   $   (21,386)   $     578,873
                                          =======  ==========  ==========     ==============   ===========    =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Nine Months Ended September 30                                                    1995          1994
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES.............................  $ (17,510)    $ 144,907
                                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale.................    358,728       323,869
Proceeds from sales of fixed maturities held for investment................     39,218        15,405
Proceeds from redemptions of fixed maturities available for sale...........     20,640        45,912
Proceeds from redemptions of fixed maturities held for investment..........     17,811        15,129
Proceeds from sales of equity securities...................................    350,508       149,788
(Increase) decrease in short-term investments - net........................   (209,403)      189,315
Purchases of fixed maturities available for sale...........................   (256,386)     (396,638)
Purchases of fixed maturities held for investment..........................    (95,012)     (256,947)
Purchases of equity securities.............................................   (146,126)     (172,338)
Other - net................................................................    (13,445)      (39,904)
                                                                             ---------     ---------
                                                                                66,533      (126,409)
                                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans.....................................................     75,222        35,202
Decrease in short-term debt - net..........................................    (31,179)         (290)
Repayments of term loans...................................................     (2,862)      (68,942)
Issuance of common stock...................................................        690         7,257
Repurchases of senior reset notes..........................................    (40,348)            -
Debt issuance costs........................................................     (1,000)            -
Dividends..................................................................    (27,176)      (27,109)
Redemption of redeemable preferred stock of a subsidiary...................    (23,769)       (3,360)
                                                                             ---------     ---------
                                                                               (50,422)      (57,242)
                                                                             ---------     ---------
Decrease in cash...........................................................     (1,399)      (38,744)
Cash, beginning of period..................................................     48,977        94,114
                                                                             ---------     ---------
Cash, end of period........................................................  $  47,578     $  55,370
                                                                             =========     =========
Supplemental disclosures of cash flow information:

Interest paid..............................................................  $  42,200     $  54,200
                                                                             =========     =========
Income taxes refunded (paid)...............................................  $  (2,800)    $   8,400
                                                                             =========     =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1995, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

On April 26, 1995, the Company extended its revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million ($.03 per share). In addition, in the second quarter of 1995, all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million) was redeemed. The cost of the early redemption in excess of the carrying value of the preferred stock, $3.0 million ("Redemption Premium"), was charged directly to shareholders' equity. For purposes of computing earnings per share, the Redemption Premium was deducted from net income available to common shareholders' and classified as an extraordinary loss. This reduced earnings per share by an additional $.03.


2.  Equity In Investee Company

Equity income in Zenith National Insurance Corp. ("Zenith") was $2.1 million and $6.2 million for the third quarter and first nine months of 1995 compared to $2.8 million and $7.6 million in the corresponding 1994 periods. In addition, in the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million ($.04 per share) on the disposal of discontinued life insurance operations by Zenith. The Company's prior period results of operations have not been reclassified since amounts attributable to these operations are not significant.

Summarized financial information for Zenith National Insurance Corp. is as follows:

   Nine Months Ended September 30                     1995        1994

   (In thousands, except per-share amounts)

   Revenues . . . . . . . . . . . . . . . . .    $ 388,328  $  381,943
   Income from continuing operations
     before income taxes  . . . . . . . . . .       26,449      35,774
   Loss on disposal of discontinued operations     (19,000)          -
   Net income . . . . . . . . . . . . . . . .        5,300      29,200
   Net income per share . . . . . . . . . . .          .29        1.53


3.  Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                               Nine Months Ended September 30
                              1995                        1994
                     Premiums      Premiums       Premiums      Premiums
                      Written        Earned        Written        Earned

  Direct. . . . .  $2,027,009    $2,027,769     $1,999,501    $1,973,609
  Assumed . . . .     264,566       268,665        253,369       256,923
  Ceded . . . . .    (928,255)     (954,874)      (869,360)     (864,384)
                   ----------    ----------     ----------    ----------
  Net premiums. .  $1,363,320    $1,341,560     $1,383,510    $1,366,148
                   ==========    ==========     ==========    ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                    Nine Months Ended
                                                       September 30
                                                    1995          1994
    Gross . . . . . . . . . . . . . . . . .      $1,472,419    $1,731,724
    Reinsurance recoveries. . . . . . . . .        (566,697)     (753,715)
                                                 ----------    ----------
    Net policy claims and settlement expenses    $  905,722    $  978,009
                                                 ==========    ==========

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company had income from operations, before gain on sales of investments, of $22.5 million ($.19 per share) and $58.4 million ($.51 per share) in the third quarter and first nine months of 1995 compared to $17.1 million ($.15 per share) and $27.4 million ($.24 per share) in the corresponding 1994 periods. The increase in operating income resulted from improved results in the property and casualty insurance operations. Net income in the third quarter and first nine months of 1995 was $23.5 million ($.20 per share) and $68.1 million ($.56 per share) which included after-tax gains of $5.5 million ($.05 per share) and $17.6 million ($.15 per share) on sales of investments and, in the first nine months of 1995, from the sale of certain consulting operations. Net income in the third quarter and first nine months of 1994 was $19.3 million ($.17 per share) and $32.1 million ($.28 per share) which included an after-tax gain on sales of investments of $2.2 million ($.02 per share) and $4.7 million ($.04 per share). In the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million ($.04 per share) on the disposal of discontinued life insurance operations by an investee company. In the first nine months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million and reduced earnings per-share by $.03. In addition, the cost of the early redemption of all of the outstanding redeemable preferred stock of Reliance Insurance Company in excess of the carrying value of the preferred stock, $3.0 million, was charged directly to shareholders' equity and reduced earnings per share by $.03 in the first nine months of 1995.

Property and Casualty Insurance Operations

Net premiums written and net premiums earned increased in the third quarter of 1995 to $458.3 million and $447.2 million from $413.3 million and $427.9 million in the corresponding 1994 period. These increases are primarily due to growth in retrospectively rated workers' compensation premiums. During the first half of 1995, workers' compensation premiums had declined resulting from the shift to high deductible insurance and captive insurance programs, as well as an increase in return premiums on retrospectively rated policies. As a result, net premiums written and net premiums earned for the first nine months of 1995 declined to $1.36 billion and $1.34 billion from $1.38 billion and $1.37 billion in the corresponding 1994 period.

The property and casualty insurance operations continue to experience strong underwriting results particularly in workers' compensation, surety, and ocean and inland marine lines of business. Underwriting losses for the third quarter and first nine months of 1995 were $10.9 million and $24.0 million compared to $14.7 million and $75.7 million in the corresponding 1994 periods. The improved underwriting results reflect increased underwriting profits in the surety line of business of $12.8 million and $37.7 million in the third quarter and first nine months of 1995 compared to $6.2 million and $18.4 million in the corresponding 1994 periods. Catastrophe losses totalled $5.9 million and $13.2 million in the quarter and nine months ended September 30, 1995 compared to $4.7 million and $40.0 million in the corresponding 1994 periods. Catastrophe losses in the first nine months of 1994 arose primarily from the January 1994 California earthquake. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.8% and 101.5% in the third quarter and first nine months of 1995 (100.5% and 100.5%, excluding the effects of catastrophes), compared to 102.8% and 105.1% in the corresponding 1994 periods (101.6% and 102.1%, excluding the effects of catastrophes).

On October 23, 1995, the Company agreed to settle two actions in the District Court of Dallas County, Texas, regarding alleged overcharges for workers' compensation insurance and multiple line retrospectively rated casualty insurance between 1987 and 1992. Under the terms of the settlement, which were preliminarily approved by the Court on October 27, 1995 and which are subject to final court approval, the amount to be paid is to be determined after a review conducted by an independent accounting firm. The Company estimates that it will pay approximately $12 million under the settlement. This will not affect the Company's financial results since the Company had previously provided for this matter. The actions were previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Property and Casualty Insurance Investment Results

Net investment income of the property and casualty insurance operations increased to $61.7 million and $183.7 million in the three-month and nine-month periods ended September 30, 1995 from $58.7 million and $172.9 million in the corresponding 1994 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio and an increase in interest rates.

Gain on sales of investments increased to $10.1 million and $25.9 million in the third quarter and first nine months of 1995 from $3.4 million and $8.1 million in the corresponding 1994 periods. These increases primarily resulted from sales of certain equity securities.

Title Insurance Operations

Premiums and fees in the third quarter and first nine months of 1995 declined to $171.6 million and $481.9 million from $195.6 million and $677.9 million in the comparable 1994 periods. These declines resulted from a decrease in lower margin agency revenues. The 1994 periods benefitted from strong agency revenues resulting from the typical reporting lag of 90-120 days and reflected the strong market conditions that existed in early 1994 and late 1993.

As a result of lower agency revenues, agency commissions in the third quarter and first nine months of 1995 declined to $75.0 million and $221.5 million from $94.9 million and $345.1 million in the corresponding 1994 periods. The expense ratio of the title insurance operations (which includes agency commissions) was 90.7% and 94.2% in the third quarter and first nine months of 1995 compared to 90.0% and 89.6% in the corresponding 1994 periods. The increase in the 1995 expense ratios resulted from the decline in premiums. Other expenses were $81.6 million and $235.0 million in the three-month and nine-month periods ended September 30, 1995 compared to $82.5 million and $266.2 million in the corresponding 1994 periods. The decline in other expenses during the first nine months of 1995 reflects various cost control programs, including staff reductions, undertaken by the Company. As a result of lower premiums, the provision for claim losses declined to $14.9 million and $41.9 million in the third quarter and first nine months of 1995 from $17.3 million and $60.2 million in the corresponding 1994 periods.

Investment Portfolio

At September 30, 1995, the Company's investment portfolio aggregated $3.89 billion (at cost) of which 10% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At September 30, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities since these issues may be more susceptible to severe economic downturns. At September 30, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $300.1 million (8% of the fixed income portfolio) and $78.5 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

Other Operations

The Company's consulting and technical services operations provide services in the information technology and energy fields. Revenues for these operations were $36.5 million and $115.0 million in the third quarter and first nine months of 1995. Revenues for the first nine months of 1995 includes a pre-tax gain of $2.6 million resulting from the sales of certain consulting operations. These sales are not expected to have a material effect on the Company's operations. Revenues in the third quarter and first nine months of 1994 were $36.8 million and $105.4 million. Operating expenses were $34.9 million and $108.0 million in the three-month and nine-month periods ending September 30, 1995 compared to $34.3 million and $100.4 million in the corresponding 1994 periods. Revenues and expenses of these operations are included in other revenues and other operating expenses in the accompanying statement of income.

At September 30, 1995, the Company's real estate holdings had a carrying value of $282.0 million, which includes nine shopping centers with an aggregate carrying value of $121.5 million, office buildings and other commercial properties, with an aggregate carrying value of $99.4 million, and undeveloped land with a carrying value of $61.1 million.


Liquidity and Capital Resources

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated
$86.5 million for the nine months ended September 30, 1995. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The
Insurance Law of Pennsylvania, where Reliance Insurance Company (the
Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

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

Total common stock dividends paid by Reliance Insurance Company during the first nine months of 1995 were $75.8 million. During 1995, $124.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania and California law. The Company believes such amount, together with net tax payments from its subsidiaries, will be sufficient to meet its cash needs.

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

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the nine months ended September 30, 1995, Reliance Insurance Company generated $14.4 million of cash flow from operating activities. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At September 30, 1995, Reliance Insurance Company had $480.1 million of cash and short-term investments.

For the nine months ended September 30, 1995, the Company utilized $17.5 million of cash flow for operating activities while, in the comparable 1994 period, the Company generated $144.9 million of operating cash flow. The decline in operating cash flow in 1995, when compared to 1994, reflects higher net payments for property and casualty policy claims and related expenses as well as lower net written premiums. In addition, operating cash flow for the title insurance operations declined in 1995 primarily due to lower levels of title insurance income.

The Company generated $66.5 million of cash flow from investing activities for the nine months ended September 30, 1995. For the nine months ended September 30, 1994, the Company used $126.4 million of cash flow for investing activities. Net sales of marketable securities generated $80.0 million of cash flow in 1995 while net purchases of marketable securities used $86.5 million of cash flow in the corresponding 1994 period. During the first nine months of 1995 and 1994, the Company sold fixed maturities held for investment with an amortized cost of $41.0 million and $15.1 million. These sales were in response to a significant deterioration in the issuers' creditworthiness.

The Company used $50.4 million and $57.2 million of cash flow for financing activities for the nine months ended September 30, 1995 and 1994. Cash was used principally for the reduction of debt, the redemption of all of the outstanding redeemable preferred stock of a subsidiary and the payment of dividends which, in the aggregate, were partially offset by additional term loan borrowings.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100.0 million. At September 30, 1995, borrowings aggregating $15.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million ($.03 per share). In addition, in the second quarter of 1995, all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million) was redeemed. The cost of the early redemption in excess of the carrying value of the preferred stock, $3.0 million, was charged directly to shareholders' equity.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

        (a)     Exhibits.

            27. Financial Data Schedule

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RELIANCE GROUP HOLDINGS, INC.
                              (Registrant)



Date:   November 14, 1995     /s/ George E. Bello
                              George E. Bello
                              Executive Vice President and Controller
                              (Chief Accounting Officer)

                                    -16-