Form 10-Q
period 1996-03-31
RELIANCE GROUP HOLDINGS INC
filed 1996-05-15
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
      X
     ---        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

     ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

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

As of May 1, 1996, 114,035,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    INDEX


                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

         Consolidated Statement of Income for the Quarters Ended
            March 31, 1996 and 1995 (Unaudited).........................     2

         Consolidated Balance Sheet at March 31, 1996 (Unaudited) and
            December 31, 1995...........................................     3

         Consolidated Statement of Changes in Shareholders' Equity for the
            Quarter Ended March 31, 1996 (Unaudited)....................     4

         Consolidated Condensed Statement of Cash Flows for the Quarters
            Ended March 31, 1996 and 1995 (Unaudited)...................     5

         Notes to Consolidated Financial Statements (Unaudited).........     6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................     8



PART II. OTHER INFORMATION, AS APPLICABLE...............................    14

SIGNATURES..............................................................    15

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



Quarter Ended March 31                                        1996        1995
================================================================================
(In thousands, except per-share amounts)

Revenues:
Premiums earned ......................................   $ 609,867    $ 604,666
Net investment income ................................      70,717       69,378
Gain on sales of investments .........................       4,468        8,286
Other ................................................      38,734       38,976
                                                         ---------    ---------
                                                           723,786      721,306
                                                         ---------    ---------
Claims and expenses:
Policy claims and settlement expenses ................     316,707      323,755
Policy acquisition costs and other insurance expenses      305,495      295,404
Interest .............................................      22,257       23,137
Other operating expenses .............................      49,639       51,224
                                                         ---------    ---------
                                                           694,098      693,520
                                                         ---------    ---------
Income before income taxes and equity in
    investee company .................................      29,688       27,786
Provision for income taxes ...........................      (9,200)      (8,000)
Equity in investee company ...........................       2,024        1,754
                                                         ---------    ---------
Net income ...........................................   $  22,512    $  21,540
                                                         =========    =========
Per-share information:
Net income ...........................................   $     .19    $     .19
                                                         =========    =========
Average number of common and common equivalent
      shares outstanding .............................     117,490      114,805



See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                   March 31    December 31
ASSETS                                                                 1996           1995
==========================================================================================
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $761,188 and $791,459) ...............  $    752,643   $    753,563
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,472,939 and $2,299,510) ..........     2,469,489      2,371,995
     Equity securities - at quoted market (cost $444,882
        and $408,054) .......................................       726,763        672,668
     Short-term investments .................................       188,374        500,284
Cash ........................................................        42,303         52,914
Premiums and other receivables ..............................     1,347,395      1,211,027
Reinsurance recoverables ....................................     3,256,107      3,163,073
Investments in real estate - at cost, less accumulated
     depreciation ...........................................       283,595        281,923
Investment in investee company ..............................       159,468        157,667
Deferred policy acquisition costs ...........................       203,760        194,648
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ..............................       256,949        259,444
Other assets ................................................       350,886        369,007
                                                               ------------   ------------
                                                               $ 10,037,732   $  9,988,213
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
==========================================================================================

Unearned premiums ...........................................  $  1,395,123   $  1,299,465
Unpaid claims and related expenses ..........................     6,120,121      6,100,129
Accounts payable and accrued expenses .......................       572,111        638,009
Reinsurance ceded premiums payable ..........................       342,361        325,246
Federal and foreign income taxes, including deferred taxes ..        60,621         68,597
Term loans and short-term debt ..............................       196,887        188,101
Debentures and notes ........................................       690,321        690,318
                                                               ------------   ------------
                                                                  9,377,545      9,309,865
                                                               ------------   ------------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per-share, 225,000
       shares authorized, 114,026 and 113,440 shares
       issued and outstanding ...............................        11,403         11,344
     Additional paid-in capital .............................       538,721        535,091

     Retained earnings (deficit) ............................       (48,309)       (61,694)
     Net unrealized gain on investments .....................       182,348        219,356
     Net unrealized loss on foreign currency translation ....       (23,976)       (25,749)
                                                               ------------   ------------
                                                                    660,187        678,348
                                                               ------------   ------------
                                                               $ 10,037,732   $  9,988,213
                                                               ============   ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Net
                                                                                            Unrealized
                                                                                       Net     Loss on
                                                     Additional    Retained     Unrealized     Foreign
                                             Common     Paid-In    Earnings        Gain on     Currency Shareholders'
                                              Stock     Capital   (Deficit)    Investments  Translation       Equity
=====================================================================================================================
(In thousands, except per-share amount)
Balance, January 1, 1996................    $11,344   $535,091   $ (61,694)       $219,356    $(25,749)     $678,348

Issuance of common stock................         59      4,692                                                 4,751

Transactions of investee
     company............................                (1,062)                      1,722                       660

Net income..............................                            22,512                                    22,512

Dividends ($.08 per-share)..............                            (9,127)                                   (9,127)

Depreciation after deferred
     income taxes.......................                                           (38,730)                  (38,730)

Foreign currency translation............                                                         1,773         1,773
                                            -------   --------   ---------        --------    --------      --------
Balance, March 31, 1996.................    $11,403   $538,721   $ (48,309)       $182,348    $(23,976)     $660,187
                                            =======   ========   =========        ========    ========      ========

See notes to consolidated financial statements


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                                 1996         1995
===========================================================================================
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES .........................   $ (84,344)   $ (64,175)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale ......     263,753      128,922
Proceeds from sales of fixed maturities held for investment .....        --         14,419
Proceeds from redemptions of fixed maturities available for sale       18,073        4,224
Proceeds from redemptions of fixed maturities held for investment      22,421          439
Proceeds from sales of equity securities ........................      81,805       64,415
Decrease in short-term investments - net ........................     313,538       55,494
Purchases of fixed maturities available for sale ................    (456,544)     (56,821)
Purchases of fixed maturities held for investment ...............     (21,545)     (33,965)
Purchases of equity securities ..................................    (143,816)     (59,848)
Other - net .....................................................      (8,362)     (20,343)
                                                                    ---------    ---------
                                                                       69,323       96,936
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ..........................................      20,816       25,069
Decrease in short-term debt - net ...............................      (1,908)     (11,257)
Repayments of term loans ........................................     (10,122)     (22,620)
Issuance of common stock ........................................       4,751          241
Debt issuance costs .............................................        --           (356)
Dividends .......................................................      (9,127)      (9,055)
                                                                    ---------    ---------
                                                                        4,410      (17,978)
                                                                    ---------    ---------

Increase (decrease) in cash .....................................     (10,611)      14,783
Cash, beginning of period .......................................      52,914       48,977
                                                                    ---------    ---------
Cash, end of period .............................................   $  42,303    $  63,760
                                                                    =========    =========

Supplemental disclosures of cash flow information:
Interest paid ...................................................   $   3,300    $   2,200
                                                                    =========    =========
Income taxes refunded (paid) ....................................   $  (1,600)   $   1,100
                                                                    =========    =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1996, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.0 million for the quarter ended March 31, 1996 compared to $1.8 million in the corresponding 1995 period.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                                 1996              1995
- -------------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues........................................ $  134,548        $  127,336
Income from continuing operations before
   income taxes.................................     18,914             6,372
Net income......................................     12,400             6,900
Net income per-share............................       0.70              0.36

3. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                             Quarter Ended March 31
                                  --------------------------------------------
                                           1996                   1995
                                  --------------------------------------------

                                   Premiums    Premiums   Premiums    Premiums
                                    Written      Earned    Written      Earned
                                  ---------   ---------  ---------   ---------

        Direct..................  $ 774,655   $ 713,714  $ 683,908   $ 681,275
        Assumed.................     96,495      73,542    111,369      81,865
        Ceded...................   (395,667)   (347,455)  (334,358)   (311,335)
                                  ---------   ---------  ---------   ---------
        Net Premiums............  $ 475,483   $ 439,801  $ 460,919   $ 451,805
                                  =========   =========  =========   =========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                        Quarter Ended March 31
                                                       ------------------------
                                                             1996          1995
                                                       ----------    ----------

        Gross........................................  $  464,763    $  510,470
        Reinsurance recoveries.......................    (162,622)     (200,004)
                                                       ----------    ----------
        Net policy claims and settlement expenses....  $  302,141    $  310,466
                                                       ==========    ==========

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

OVERVIEW

The Company had income from operations, before gains on sales of investments, of $19.6 million ($.17 per share) in the first quarter of 1996 compared to $16.2 million ($.14 per share) in the corresponding 1995 period. The increase in operating income reflects stronger results in title insurance operations. Net income in the first quarter of 1996 was $22.5 million ($.19 per share), which included after-tax gains on sales of investments of $2.9 million ($.02 per share), compared to $21.5 million ($.19 per share) in the first quarter of 1995, which included after-tax gains on sales of investments of $5.4 million ($.05 per share).

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $475.5 million and $439.8 million in the first quarter of 1996 compared to $460.9 million and $451.8 million in the corresponding 1995 period. The increase in net written premiums reflects growth in multiple peril and commercial automobile lines partially offset by a decline in the general liability line.

Property and casualty underwriting results remain strong. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.9% in the first quarter of 1996 compared to 101.4% in the corresponding 1995 period. The underwriting loss for the first three months of 1996 was $10.1 million compared to $5.2 million in the corresponding 1995 period. The increase in underwriting loss reflects lower underwriting profits in workers' compensation. Underwriting results in 1996 also reflect an increase in underwriting losses in fire and allied, as well as ocean and inland marine lines, resulting, in part, from harsh winter conditions. These results were partially offset by improved underwriting results in the multiple peril line.

The Company's liability for property and casualty loss reserves (net of reinsurance recoverables) was $3.19 billion at March 31, 1996. Included in the net liability for loss reserves at March 31, 1996 are $133.0 million of loss reserves pertaining to asbestos- related and environmental pollution claims. In view of recent developments in the insurance industry with regard to reserves for asbestos-related and environmental pollution claims, the Company is currently updating its analysis of loss reserves for asbestos-related and environmental pollution claims, which it anticipates will be completed during the second quarter of 1996.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $63.4 million during the three-month period ending March 31, 1996 from $62.4 million in the corresponding 1995 period. This increase resulted from growth in the size of the fixed maturity investment portfolio offset, in part, by the effects of lower interest rates.

Gain on sales of investments was $4.0 million in the first quarter of 1996 and $8.1 million in the corresponding 1995 period.

TITLE INSURANCE OPERATIONS

Premiums and fees increased in the first quarter of 1996 to $170.1 million from $152.9 million in the corresponding quarter of 1995 reflecting growth in residential resale and refinancing activity. The higher levels of refinancing activity resulted from the lower mortgage interest rates available during early 1996.

Agency commissions were $75.8 million during the three-month period ended March 31, 1996 compared to $75.2 million in the corresponding 1995 period. Other expenses were $83.8 million in the first quarter of 1996 compared to $75.6 million in the corresponding 1995 period. The increase in other expenses resulted from growth in direct title insurance premiums. The expense ratio of the title insurance operations (which includes agency commissions) was 93.0% in the first quarter of 1996 compared to 98.2% in the corresponding 1995 period. The improvement in the expense ratio resulted from the increase in direct title insurance premiums. The provision for claim losses was $14.6 million in the first three months of 1996 compared to $13.3 million in the first three months of 1995.

INVESTMENT PORTFOLIO

At March 31, 1996, the Company's investment portfolio aggregated $3.90 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $318.9 million (9% of the fixed income portfolio) and $46.7 million (1% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $37.5 million in the first quarter of 1996 compared to $37.8 million in the first quarter of 1995, which included $7.2 million related to certain consulting operations which were sold in the second quarter of 1995. Excluding revenues pertaining to operations sold, revenues increased 22.6% in the first quarter of 1996 compared to the corresponding 1995 period resulting from continued growth in the information technology business. RCG's operating expenses were $36.6 million in the first quarter of 1996 compared to $36.8 million in the corresponding 1995 period which included $6.6 million related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of income.

At March 31, 1996, the Company's real estate operations had holdings with a carrying value of $283.6 million, which includes nine shopping centers with an aggregate carrying value of $120.2 million, office buildings and other commercial properties, with an aggregate carrying value of $101.8 million, and undeveloped land with a carrying value of $61.6 million.

INTEREST EXPENSE

Interest expense declined to $22.3 million in the first quarter of 1996 from $23.1 million in the corresponding 1995 period reflecting lower interest rates.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.0 million in the first quarter of 1996 compared to $1.8 million in the corresponding 1995 period from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The increase in equity income reflects Zenith's improved property and casualty underwriting results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $23.1 million for the three months ended March 31, 1996. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer". In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

Total common stock dividends paid by Reliance Insurance Company during the first three months of 1996 were $20.1 million. During 1996, $165.4 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the three months ended March 31, 1996, Reliance Insurance Company utilized $64.9 million of cash flow from operating activities. Cash flow from operating activities is traditionally low during the first quarter of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 1996, Reliance Insurance Company had $229.2 million of cash and short-term investments.

For the three months ended March 31, 1996, the Company utilized $84.3 million of cash flow for operating activities compared to $64.2 million in the corresponding 1995 period. The decline in operating cash flow reflects higher payments for property and casualty policy claims and related expenses.

The Company generated $69.3 million of cash flow from investing activities for the three months ended March 31, 1996 compared to $96.9 million in the corresponding 1995 period. Net sales of marketable securities generated $77.7 million of cash flow in 1996 compared to $117.3 million in the corresponding 1995 period.

The Company generated $4.4 million of cash flow from financing activities for the three months ended March 31, 1996, primarily from term loan borrowings. For the three months ended March 31, 1995, the Company used $18.0 million of cash flow for financing activities, principally for the reduction of debt and the payment of dividends.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At March 31, 1996, borrowings aggregating $27 million were outstanding under this facility.

A subsidiary of Reliance Financial Services Corporation, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At March 31, 1996, the partnership's total outstanding debt was $172.5 million. As of March 31, 1996, Reliance Financial Services Corporation ("Reliance Financial") guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company. Reliance Financial receives a fee of .5% per annum on the average outstanding debt covered by the guarantee. The Company has issued a line of credit to the partnership in the amount of $8.0 million. Borrowings under the line of credit mature on June 30, 2005 and bear a fixed interest rate of 10%. At March 31, 1996, borrowings of $7.2 million were outstanding under the line of credit.

The National Association of Insurance Commissioners has a risk-based capital requirement for the property and casualty insurance industry. Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have statutory capital in excess of the minimum required risk-based capital.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

- --------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits.

           10.1 Employment Agreement between Reliance Group Holdings, Inc. and Saul P. Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K).

           10.2 Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K).

           27.    Financial Data Schedule.

    (b)    Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        ----------------------------------------
                                               (Registrant)



Date:      May 13, 1996                 /s/ George E. Bello
                                        ----------------------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)