Form 10-Q
period 1996-06-30
RELIANCE GROUP HOLDINGS INC
filed 1996-08-14
CIK 356395

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
      X
     ---        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

     ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From         To
                                                       -------    -------
                         Commission File Number 1-8278

                         RELIANCE GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3082071
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)


              Park Avenue Plaza
             55 East 52nd Street
             New York, New York                                   10055
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

As of August 1, 1996, 114,093,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Statement of Operations for the Quarters
            and Six-Month Periods Ended June 30, 1996
            and 1995 (Unaudited).....................................       2

         Consolidated Balance Sheet at June 30, 1996 (Unaudited) and
            December 31, 1995........................................       3

         Consolidated Statement of Changes in Shareholders' Equity
            for the Six-Month Period Ended June 30, 1996
            (Unaudited)..............................................       4

         Consolidated Condensed Statement of Cash Flows for the
            Six-Month Periods Ended June 30, 1996 and
            1995 (Unaudited).........................................       5

         Notes to Consolidated Financial Statements (Unaudited)......       6

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................       8


PART II. OTHER INFORMATION, AS APPLICABLE............................      14

SIGNATURES...........................................................      16

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 Quarter Ended            Six Months Ended
                                                                       June 30                     June 30
                                                             1996         1995          1996          1995
(In thousands, except per-share amounts)
==========================================================================================================
Revenues:
Premiums earned......................................   $ 636,752    $ 599,957    $1,246,619    $1,204,623
Net investment income................................      70,443       66,362       141,160       135,740
Gain on sales of investments.........................      18,936        7,669        23,404        15,955
Other................................................      41,765       42,189        80,499        81,165
                                                        ---------    ---------    ----------    ----------
                                                          767,896      716,177     1,491,682     1,437,483
                                                        ---------    ---------    ----------    ----------
Claims and expenses:
Policy claims and settlement expenses................     440,360      304,809       757,067       628,564
Policy acquisition costs and other insurance
  expenses...........................................     334,695      306,812       640,190       602,216
Interest.............................................      22,015       22,532        44,272        45,669
Other operating expenses.............................      52,339       49,585       101,978       100,809
                                                        ---------    ---------    ----------    ----------
                                                          849,409      683,738     1,543,507     1,377,258
                                                        ---------    ---------    ----------    ----------
Income (loss) before income taxes and equity
    in investee company..............................     (81,513)      32,439       (51,825)       60,225
Income tax (provision) benefit.......................      30,900       (8,400)       21,700       (16,400)
Equity in investee company...........................       2,912        2,399         4,936         4,153
                                                        ---------    ---------    ----------    ----------
Income (loss) before extraordinary item..............     (47,701)      26,438       (25,189)       47,978
Extraordinary item - early extinguishment of debt....          --       (3,363)           --        (3,363)
                                                        ---------    ---------    ----------    ----------
Net income (loss)....................................   $ (47,701)   $  23,075    $  (25,189)   $   44,615
                                                        =========     ========    ==========    ==========

Per-share information:
Income (loss) before extraordinary item..............   $    (.41)   $     .23    $     (.21)   $      .42
Extraordinary item - early extinguishment of debt....          --         (.06)           --          (.06)
                                                        ---------    ---------    ----------    ----------
Net income (loss)....................................   $    (.41)   $     .17    $     (.21)   $      .36
                                                        =========     ========    ==========    ==========
Average number of common and common equivalent
  shares outstanding.................................     117,610      115,548       117,552       115,180

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           June 30           December 31
ASSETS                                                                        1996                  1995
========================================================================================================
(In thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $771,303 and $791,459)...................       $   773,314            $  753,563
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,445,725 and $2,299,510)..............         2,423,934             2,371,995
     Equity securities - at quoted market (cost $434,755
        and $408,054)...........................................           710,652               672,668
     Short-term investments.....................................           256,452               500,284
Cash............................................................            41,847                52,914
Premiums and other receivables..................................         1,368,895             1,211,027
Reinsurance recoverables........................................         3,365,620             3,163,073
Investments in real estate - at cost, less accumulated
     depreciation...............................................           285,261               281,923
Investment in investee company..................................           159,510               157,667
Deferred policy acquisition costs...............................           207,315               194,648
Excess of cost over fair value of net assets acquired, less
      accumulated amortization..................................           254,454               259,444
Other assets....................................................           350,272               369,007
                                                                       -----------            ----------
                                                                       $10,197,526            $9,988,213
                                                                       ===========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums...............................................       $ 1,396,879            $1,299,465
Unpaid claims and related expenses..............................         6,324,153             6,100,129
Accounts payable and accrued expenses...........................           617,393               638,009
Reinsurance ceded premiums payable..............................           354,347               325,246
Federal and foreign income taxes, including deferred taxes......            23,044                68,597
Term loans and short-term debt..................................           205,171               188,101
Debentures and notes............................................           690,324               690,318
                                                                       -----------            ----------
                                                                         9,611,311             9,309,865
                                                                       -----------            ----------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per-share, 225,000
       shares authorized, 114,073 and 113,440 shares
       issued and outstanding...................................            11,407                11,344
     Additional paid-in capital.................................           539,812               535,091
     Retained earnings (deficit)................................          (105,136)              (61,694)

     Net unrealized gain on investments.........................           164,087               219,356
     Net unrealized loss on foreign currency translation........           (23,955)              (25,749)
                                                                       -----------            ----------
                                                                           586,215               678,348
                                                                       -----------            ----------
                                                                       $10,197,526            $9,988,213
                                                                       ===========            ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                                     Net
                                                                                              Unrealized
                                                                                     Net         Loss on
                                                Additional      Retained      Unrealized         Foreign
                                      Common       Paid-In      Earnings         Gain on        Currency    Shareholders'
                                       Stock       Capital     (Deficit)     Investments     Translation          Equity
========================================================================================================================
(In thousands, except per-share amount)
Balance, January 1, 1996.......      $11,344      $535,091     $ (61,694)       $219,356       $(25,749)        $678,348

Issuance of common stock.......           63         4,869                                                         4,932

Transactions of investee
     company ..................                       (148)                         (562)                           (710)

Net loss ......................                                  (25,189)                                        (25,189)

Dividends ($.16 per-share).....                                  (18,253)                                        (18,253)

Depreciation after deferred
     income taxes..............                                                  (54,707)                        (54,707)

Foreign currency translation...                                                                   1,794            1,794
                                     -------      --------     ---------        --------       --------         --------
Balance, June 30, 1996.........      $11,407      $539,812     $(105,136)       $164,087       $(23,955)        $586,215
                                     =======      ========     =========        ========       ========         ========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                                     1996           1995
(In thousands)
==================================================================================================
CASH FLOWS USED BY OPERATING ACTIVITIES.................................  $ (72,582)     $(127,028)
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale..............    526,810        265,736
Proceeds from sales of fixed maturities held for investment.............         --         14,419
Proceeds from redemptions of fixed maturities available for sale.......      45,317         18,060
Proceeds from redemptions of fixed maturities held for investment......      24,790            667
Proceeds from sales of equity securities...............................     214,307        170,522
Decrease in short-term investments - net...............................     250,256          4,760
Purchases of fixed maturities available for sale.......................    (724,354)      (110,903)
Purchases of fixed maturities held for investment......................     (42,976)       (57,413)
Purchases of equity securities.........................................    (202,061)      (128,745)
Other - net............................................................     (34,300)           647
                                                                          ---------      ---------
                                                                             57,789        177,750
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans.................................................      30,894        110,146
Decrease in short-term debt - net......................................      (3,606)       (11,474)
Repayments of term loans...............................................     (10,241)       (42,741)
Issuance of common stock...............................................       4,932            416
Repurchases of senior reset notes......................................          --        (40,348)
Debt issuance costs....................................................          --         (1,000)
Dividends..............................................................     (18,253)       (18,113)
Redemption of redeemable preferred stock of a subsidiary...............          --        (23,769)
                                                                          ---------      ---------
                                                                              3,726        (26,883)
                                                                          ---------      ---------
Increase (decrease) in cash............................................     (11,067)        23,839
Cash, beginning of period..............................................      52,914         48,977
                                                                          ---------      ---------
Cash, end of period....................................................   $  41,847      $  72,816
                                                                          =========      =========
Supplemental disclosures of cash flow information:

Interest paid..........................................................   $  38,100      $  38,900
                                                                          =========      =========
Income taxes paid......................................................   $   2,900      $     100
                                                                          =========      =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1996, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.9 million and $4.9 million for the second quarter and first six months of 1996 compared to $2.4 million and $4.2 million in the corresponding 1995 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Six Months Ended June 30                        1996            1995
- ------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues...................................  $  268,227      $  258,010

Income from continuing operations
    before income taxes ....................     35,065          17,975
Net income.................................      23,100          17,100
Net income per-share.......................        1.30             .91

3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                             Six Months Ended June 30
                                  ---------------------------------------------
                                           1996                   1995

                                  ---------------------------------------------
                                   Premiums    Premiums    Premiums    Premiums
                                    Written      Earned     Written     Earned
                                  ---------    --------    --------    --------

     Direct....................  $1,464,406  $1,394,503  $1,322,851  $1,323,347
     Assumed...................     181,028     163,302     201,811     188,878
     Ceded.....................    (730,179)   (678,993)   (619,607)   (617,862)
                                 ----------  ----------   ---------  ----------

     Net Premiums..............  $  915,255  $  878,812   $ 905,055  $  894,363
                                 ==========  ==========   =========  ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                      Six Months Ended June 30
                                                      ------------------------
                                                         1996         1995
                                                      ----------   ----------

     Gross..........................................  $1,120,321   $1,004,698
     Reinsurance recoveries.........................    (395,067)    (403,186)
                                                      ----------   ----------

     Net policy claims and settlement expenses......  $  725,254   $  601,512
                                                      ==========   ==========

For the six months ended June 30, 1996, gross policy claims and settlement expenses include a charge of $134.5 million and net policy claims and settlement expenses include a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

OVERVIEW

The Company had a loss from operations, before gains on sales of investments, of $60.0 million ($.51 per share) and $40.4 million ($.34 per share) in the second quarter and first six months of 1996. These losses resulted from a second quarter after-tax charge of $87.1 million ($.74 per share) to increase property and casualty insurance net loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years. This charge more than offset the otherwise positive underwriting results of the Company's property and casualty insurance operations and the improved results of its title insurance operations. Excluding the effects of this charge, income from operations was $27.1 million ($.23 per share) and $46.7 million ($.40 per share) in the quarter and six months ended June 30, 1996 compared to $19.8 million ($.17 per share) and $35.9 million ($.31 per share) in the corresponding 1995 periods. After-tax gains on sales of investments were $12.3 million ($.10 per share) and $15.2 million ($.13 per share) in the second quarter and first six months of 1996 compared to $6.7 million ($.06 per share) and $12.1 million ($.11 per share) in the corresponding 1995 periods, which included a second quarter gain of $1.7 million related to the sale of certain consulting operations.

The net loss was $47.7 million ($.41 per share) and $25.2 million ($.21 per share) in the second quarter and first six months of 1996. Net income was $23.1 million ($.17 per share) and $44.6 million ($.36 per share) in the second quarter and first six months of 1995. In the second quarter of 1995, the early extinguishment of debt resulted in an extraordinary loss of $3.4 million ($.03 per share) and the early redemption of all the outstanding shares of redeemable preferred stock of Reliance Insurance Company reduced earnings per share by an additional $.03.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and six months ended June 30, 1996 were $439.8 million and $915.3 million compared to $444.1 million and $905.1 million in the corresponding 1995 periods. The decline in net premiums written in the second quarter of 1996, when compared to the corresponding 1995 period, primarily reflects lower net premiums in workers' compensation business resulting from the shift by insureds to high deductibles, captive insurance programs and other arrangements that reduce net premium retention, as well as a decline in premiums in the general liability line. These declines were partially offset by growth in commercial automobile and reinsurance lines. Net premiums earned in the quarter and six months ended June 30,1996 were $439.0 million and $878.8 million compared to $442.6 million and $894.4 million in the corresponding 1995 periods.

Underwriting losses for the second quarter and first six months of 1996 were $140.7 million and $150.8 million. Included in the 1996 underwriting results is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed an extensive and detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's best estimate of its ultimate losses, based on the most current information and actuarial methodologies available.

Excluding the effects of this pretax charge, underwriting losses were $6.7 million and $16.8 million in the second quarter and first six months of 1996 compared to $7.9 million and $13.1 million in the corresponding prior-year periods. Underwriting results in the second quarter of 1996, when compared to the corresponding 1995 period, reflect improvements in general liability and fire and allied lines offset by increased underwriting losses in the commercial automobile line. Underwriting results for the first six months of 1996 reflect losses resulting from the harsh winter conditions in the first quarter. For the second quarter and first six months of 1996, the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 131.6% and 116.8% (101.1% and 101.6% excluding the effects of the $134.0 million pretax charge) compared to 101.3% in both the second quarter and first six months of 1995.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $63.0 million and $126.3 million in the three-month and six-month periods ended June 30,1996 from $59.5 million and $121.9 million in the corresponding 1995 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments increased to $19.9 million and $23.8 million in the second quarter and first six months of 1996 from $7.7 million and $15.7 million in the corresponding 1995 periods, reflecting increased gains on sales of equity securities.

TITLE INSURANCE OPERATIONS

Premiums and fees in the second quarter and first six months of 1996 were $197.7 million and $367.8 million compared to $157.4 million and $310.3 million in the corresponding 1995 periods. The increase in premium and fees in 1996 resulted from growth in residential resale and refinancing activity as well as increased commercial real estate transactions.

As a result of increased agency revenues, agency commissions in the second quarter and first six months of 1996 increased to $88.7 million and $164.5 million from $71.3 million and $146.5 million in the corresponding 1995 periods. Other expenses were $90.9 million and $174.7 million in the second quarter and first half of 1996 compared to $77.9 million and $153.5 million in the corresponding 1995 periods. The expense ratios of the title insurance operations (which includes agent commissions) were 90.2% and 91.5% in the second quarter and first six months of 1996 compared to 93.6% and 96.2% in the corresponding 1995 periods. The improvement in the expense ratios resulted from the increase in direct title insurance premiums. The provision for claim losses was $17.2 million and $31.8 million in the three-month and six-month periods ended June 30, 1996 compared to $13.8 million and $27.1 million in the corresponding 1995 periods.

INVESTMENT PORTFOLIO

At June 30, 1996, the Company's investment portfolio aggregated $3.95 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $420.7 million (12% of the fixed income portfolio) and $47.6 million (1% of the fixed income portfolio), respectively. At December 31, 1995, the carrying values of non-investment grade and non-rated securities were $299.0 million (8% of the fixed income portfolio) and $64.4 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $40.0 million and $77.6 million in the second quarter and first half of 1996 compared to $40.7 million and $78.5 million in the corresponding 1995 periods, which included $7.4 million and $14.5 million, respectively, related to certain consulting operations which were sold in the second quarter of 1995. The sale of these operations resulted in a pretax gain of $2.6 million. Excluding revenues pertaining to operations sold, revenues increased 20.2% and 21.4% in the second quarter and first six months of 1996 compared to the corresponding 1995 periods, resulting from continued growth in the information technology business. RCG's operating expenses were $39.2 million and $75.8 million in the second quarter and first half of 1996 compared to $36.3 million and $73.2 million in the corresponding 1995 periods, which included $4.4 million and $11.0 million, respectively, related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of operations.

At June 30, 1996, the Company's real estate operations had holdings with a carrying value of $285.3 million, which includes nine shopping centers with an aggregate carrying value of $119.6 million, office buildings and other commercial properties, with an aggregate carrying value of $103.8 million, and undeveloped land with a carrying value of $61.9 million.

INTEREST EXPENSE

Interest expense declined to $22.0 million and $44.3 million in the second quarter and first six months of 1996 from $22.5 million and $45.7 million in the corresponding 1995 periods reflecting lower interest rates.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.9 million and $4.9 million in the second quarter and the first six months of 1996 compared to $2.4 million and $4.2 million in the corresponding 1995 periods from the Company's investment in Zenith National Insurance Corp. ("Zenith"). These increases reflect Zenith's improved property and casualty underwriting results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $72.7 million for the six months ended June 30, 1996. The Company's ability to receive and pay cash dividends has depended upon and continues to depend upon the dividend paying abilities of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer." In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

Total common stock dividends paid by Reliance Insurance Company during the first six months of 1996 were $55.7 million. During 1996, $165.4 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes that Reliance Insurance Company's dividend paying capability will be sufficient to meet its cash needs.

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

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the six months ended June 30, 1996, Reliance Insurance Company utilized $23.0 million of cash flow for operating activities. Cash flow from operating activities is traditionally low during the first half of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At June 30, 1996, Reliance Insurance Company had $295.1 million of cash and short-term investments.

For the six months ended June 30, 1996, the Company utilized $72.6 million of cash flow for operating activities compared to $127.0 million in the corresponding 1995 period. This improvement resulted from higher levels of operating cash flow from the title insurance operations, reflecting an increase in their operating income.

The Company generated $57.8 million of cash flow from investing activities for the six months ended June 30, 1996 compared to $177.8 million in the corresponding 1995 period. Net sales of marketable securities generated $92.1 million of cash flow in the first six months of 1996 compared to $177.1 million in the corresponding 1995 period.

The Company generated $3.7 million of cash flow from financing activities for the six months ended June 30, 1996, primarily from term loan borrowings. For the six months ended June 30, 1995, the Company used $26.9 million of cash flow for financing activities, principally for the reduction of debt and the payment of dividends.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At June 30, 1996, borrowings aggregating $35 million were outstanding under this facility.

On July 17, 1996, the Company announced that it intends to purchase up to 1,650,000 shares of its outstanding common stock in the open market. The shares are subject to purchase from time to time depending upon market conditions.

A subsidiary of Reliance Financial Services Corporation, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At June 30, 1996, the partnership's total outstanding debt was $171.9 million. As of June 30, 1996, Reliance Financial Services Corporation ("Reliance Financial") guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company. Reliance Financial receives a fee of .5% per annum on the average outstanding debt covered by the guarantee. The Company has issued a line of credit to the partnership in the amount of $13.0 million. Borrowings under the line of credit mature on June 30, 2005 and bear a fixed interest rate of 10%. At June 30, 1996, borrowings of $7.9 million were outstanding under the line of credit.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

================================================================================

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 8, 1996, at the annual meeting of stockholders of the Company, the stockholders elected the thirteen directors set forth below and voted upon and authorized the adoption by the Company of the Amended Reliance Group Holdings, Inc. Executive Bonus Plan. The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes (where applicable), were as follows:


         Proposal - Election of Directors:

                                          For            Withheld
                                      ----------         --------
         Saul P. Steinberg            96,588,499          642,904
         Robert M. Steinberg          96,583,383          648,020
         George R. Baker              96,605,356          626,047
         George E. Bello              96,608,460          622,943
         Dennis A. Busti              96,610,349          621,054
         Lowell C. Freiberg           96,607,557          623,846
         Dr. Thomas P. Gerrity        96,607,753          623,650
         Jewell Jackson McCabe        96,604,964          626,439
         Irving Schneider             96,598,120          633,283
         Bernard L. Schwartz          96,601,517          629,886
         Richard E. Snyder            96,605,873          625,530
         Thomas J. Stanton, Jr.       96,597,656          633,747
         James E. Yacobucci           96,609,535          621,868

         Proposal - Amended Reliance Group Holdings, Inc. Executive Bonus Plan
         ---------------------------------------------------------------------

         For:                         90,767,130
         Against:                      4,962,746
         Abstain:                        294,775
         Broker Non-Votes:             1,206,752

Item 6. Exhibits and Reports on Form 8-K.

    (a)    Exhibits.

           10.1 Employment Agreement between Reliance Group Holdings, Inc. and Bruce L. Sokoloff, dated as of May 15, 1996.

           27.   Financial Data Schedule

    (b)    Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

                                       RELIANCE GROUP HOLDINGS, INC.
                                       ---------------------------------------
                                              (Registrant)



Date:      August 13, 1996             /s/ George E. Bello
                                       ---------------------------------------
                                       George E. Bello
                                       Executive Vice President and Controller
                                       (Chief Accounting Officer)