Form 10-Q
period 1996-09-30
RELIANCE GROUP HOLDINGS INC
filed 1996-11-14
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    -----            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

    -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From_____ To_____

                          Commission File Number 1-8278

                          RELIANCE GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3082071
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

            Park Avenue Plaza
            55 East 52nd Street
            New York, New York                            10055
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

As of November 1, 1996, 114,237,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X


                                                                           Page
                                                                            No.
                                                                           ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Statement of Income for the Quarters and Nine-Month
         Periods Ended September 30, 1996 and 1995 (Unaudited).........     2

      Consolidated Balance Sheet at September 30, 1996 (Unaudited) and
         December 31, 1995.............................................     3

      Consolidated Statement of Changes in Shareholders' Equity for the
         Nine-Month Period Ended September 30, 1996 (Unaudited)........     4

      Consolidated Condensed Statement of Cash Flows for the Nine-Month
         Periods Ended September 30, 1996 and 1995 (Unaudited).........     5

      Notes to Consolidated Financial Statements (Unaudited)...........     6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................     8

PART II. OTHER INFORMATION, AS APPLICABLE..............................    14

SIGNATURES.............................................................    15

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           Quarter Ended             Nine Months Ended
                                                            September 30               September 30
                                                          1996        1995          1996          1995
==========================================================================================================
(In thousands, except per-share amounts)

Revenues:
Premiums earned .....................................  $   661,980 $   618,831   $ 1,908,599   $ 1,823,454
Net investment income ...............................       72,040      68,727       213,200       204,467
Gain on sales of investments ........................       16,542       8,454        39,946        24,409
Other ...............................................       43,548      38,103       124,047       119,268
                                                       ----------- -----------   -----------   -----------

                                                           794,110     734,115     2,285,792     2,171,598
                                                       ----------- -----------   -----------   -----------
Claims and expenses:
Policy claims and settlement expenses ...............      326,612     319,068     1,083,679       947,632
Policy acquisition costs and other insurance expenses      339,531     308,795       979,721       911,011
Interest ............................................       22,167      22,342        66,439        68,011
Other operating expenses ............................       54,837      48,085       156,815       148,894
                                                       ----------- -----------   -----------   -----------

                                                           743,147     698,290     2,286,654     2,075,548
                                                       ----------- -----------   -----------   -----------
Income (loss) before income taxes and equity
    in investee company .............................       50,963      35,825          (862)       96,050
Income tax (provision) benefit ......................      (15,800)     (9,900)        5,900       (26,300)
Equity in investee company ..........................        2,488       2,072         7,424         6,225
                                                       ----------- -----------   -----------   -----------

Income from continuing operations ...................       37,651      27,997        12,462        75,975
Loss on disposal of discontinued operations
      of investee company ...........................         --        (4,497)         --          (4,497)
                                                       ----------- -----------   -----------   -----------

Income before extraordinary item ....................       37,651      23,500        12,462        71,478
Extraordinary item - early extinguishment of debt ...         --          --            --          (3,363)
                                                       ----------- -----------   -----------   -----------

Net income ..........................................  $    37,651 $    23,500   $    12,462   $    68,115
                                                       =========== ===========   ===========   ===========

Per-share information:
Income from continuing operations ...................  $       .32 $       .24   $       .11   $       .66
Loss on disposal of discontinued operations
      of investee company ...........................         --          (.04)         --            (.04)

                                                       ----------- -----------   -----------   -----------

Income before extraordinary item ....................          .32         .20           .11           .62
Extraordinary item - early extinguishment of debt ...         --          --            --            (.06)
                                                       ----------- -----------   -----------   -----------

Net income ..........................................  $       .32 $       .20   $       .11   $       .56
                                                       =========== ===========   ===========   ===========

Average number of common and common equivalent
      shares outstanding ............................      117,355     116,413       117,487       115,607

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                             September 30   December 31
ASSETS                                                               1996          1995
========================================================================================
(In thousands, except per-share amount)

Marketable securities:
  Fixed maturities held for investment - at amortized cost
     (quoted market $776,759 and $791,459) ................  $    776,457   $   753,563
  Fixed maturities available for sale - at quoted market
     (amortized cost $2,530,735 and $2,299,510) ...........     2,528,576     2,371,995
  Equity securities - at quoted market (cost $424,039
     and $408,054) ........................................       688,917       672,668
  Short-term investments ..................................       266,575       500,284
Cash ......................................................        35,254        52,914
Premiums and other receivables ............................     1,355,372     1,211,027
Reinsurance recoverables ..................................     3,646,711     3,163,073
Investments in real estate - at cost, less accumulated
  depreciation ............................................       289,726       281,923
Investment in investee company ............................       158,961       157,667
Deferred policy acquisition costs .........................       214,100       194,648
Excess of cost over fair value of net assets acquired, less
  accumulated amortization ................................       251,959       259,444
Other assets ..............................................       375,987       369,007
                                                             ------------   -----------
                                                             $ 10,588,595   $ 9,988,213
                                                             ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
========================================================================================
Unearned premiums .........................................  $  1,542,129   $ 1,299,465
Unpaid claims and related expenses ........................     6,498,610     6,100,129
Accounts payable and accrued expenses .....................       629,394       638,009
Reinsurance ceded premiums payable ........................       362,130       325,246
Federal and foreign income taxes, including deferred taxes         42,470        68,597
Term loans and short-term debt ............................       204,581       188,101
Debentures and notes ......................................       690,327       690,318
                                                             ------------   -----------
                                                                9,969,641     9,309,865
                                                             ------------   -----------

Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per-share, 225,000 shares authorized, 114,121 and 113,440 shares

    issued and outstanding ................................        11,412        11,344
  Additional paid-in capital ..............................       539,743       535,091
  Retained earnings (deficit) .............................       (76,614)      (61,694)
  Net unrealized gain on investments ......................       168,801       219,356
  Net unrealized loss on foreign currency translation .....       (24,388)      (25,749)
                                                             ------------   -----------
                                                                  618,954       678,348
                                                             ------------   -----------
                                                             $ 10,588,595   $ 9,988,213
                                                             ============   ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                              Net
                                                                                                       Unrealized
                                                                                             Net          Loss on
                                                        Additional       Retained     Unrealized          Foreign
                                              Common       Paid-In       Earnings        Gain on         Currency   Shareholders'
                                               Stock       Capital      (Deficit)    Investments      Translation         Equity
=================================================================================================================================
(In thousands, except per-share amount)

Balance, January 1, 1996................. $   11,344   $   535,091   $    (61,694)  $    219,356    $     (25,749)  $    678,348

Issuance of common stock.................         68         5,047                                                         5,115

Transactions of investee
  company ...............................                     (395)                       (1,646)                         (2,041)

Net income ..............................                                  12,462                                         12,462

Dividends ($.24 per-share)...............                                 (27,382)                                       (27,382)

Depreciation after deferred
     income taxes........................                                                (48,909)                        (48,909)

Foreign currency translation.............                                                                   1,361          1,361
                                           ----------  ------------  -------------  -------------   --------------  -------------
Balance, September 30, 1996..............  $  11,412   $   539,743   $    (76,614)  $    168,801    $     (24,388)  $    618,954
                                           ==========  ============  =============  =============   ==============  =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                       1996        1995
========================================================================================
(In thousands)
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES ..................  $  23,093   $ (17,510)
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale ......    561,938     358,728
Proceeds from sales of fixed maturities held for investment .....     28,910      39,218
Proceeds from redemptions of fixed maturities available for sale      88,505      20,640
Proceeds from redemptions of fixed maturities held for investment     28,602      17,811
Proceeds from sales of equity securities ........................    283,607     350,508
Decrease (increase) in short-term investments - net .............    244,423    (209,403)
Purchases of fixed maturities available for sale ................   (881,509)   (256,386)
Purchases of fixed maturities held for investment ...............    (75,431)    (95,012)
Purchases of equity securities ..................................   (263,559)   (146,126)
Other - net .....................................................    (47,528)    (13,445)
                                                                   ---------   ---------

                                                                     (32,042)     66,533
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ..........................................     40,977     120,222
Decrease in short-term debt - net ...............................     (2,058)    (11,179)
Repayments of term loans ........................................    (25,363)    (67,862)
Issuance of common stock ........................................      5,115         690
Repurchases of senior reset notes ...............................       --       (40,348)
Debt issuance costs .............................................       --        (1,000)
Dividends .......................................................    (27,382)    (27,176)
Redemption of redeemable preferred stock of a subsidiary ........       --       (23,769)
                                                                   ---------   ---------

                                                                      (8,711)    (50,422)
                                                                   ---------   ---------

Decrease in cash ................................................    (17,660)     (1,399)
Cash, beginning of period .......................................     52,914      48,977
                                                                   ---------   ---------

Cash, end of period .............................................  $  35,254   $  47,578
                                                                   =========   =========


Supplemental disclosures of cash flow information:

Interest paid ...................................................  $  41,000   $  42,200
                                                                   =========   =========

Income taxes paid ...............................................  $   4,700   $   2,800
                                                                   =========   =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1996, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. ("Zenith") was $2.5 million and $7.4 million for the third quarter and first nine months of 1996 compared to $2.1 million and $6.2 million in the corresponding 1995 periods. In addition, in the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million ($.04 per share) on the disposal of discontinued life insurance operations by Zenith.

Summarized financial information for Zenith is as follows:

   Nine Months Ended September 30                            1996         1995
   ---------------------------------------------------------------------------
   (In thousands, except per-share amounts)

   Revenues........................................   $   405,293    $ 388,328
   Income from continuing operations
     before income taxes ..........................        48,811       26,449
   Loss on disposal of discontinued operations.....             -      (19,000)
   Net income......................................        32,200        5,300
   Net income per-share............................          1.81          .29

3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                              Nine Months Ended September 30

                     -------------------------------------------------
                              1996                          1995
                     -------------------------------------------------
                     Premiums       Premiums        Premiums      Premiums
                     Written         Earned         Written        Earned
                    -----------    -----------    -----------    -----------

   Direct.......... $ 2,242,993    $ 2,135,825    $ 2,027,009    $ 2,027,769
   Assumed.........     248,527        244,052        264,566        268,665
   Ceded...........  (1,105,855)    (1,047,258)      (928,255)      (954,874)
                    -----------    -----------    -----------    -----------

   Net Premiums.... $ 1,385,665    $ 1,332,619    $ 1,363,320    $ 1,341,560
                    ===========    ===========    ===========    ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30
                                                  -----------------------
                                                     1996           1995
                                                  -----------   -----------

   Gross......................................    $ 1,707,396   $ 1,472,419
   Reinsurance recoveries.....................       (671,178)     (566,697)
                                                  -----------    -----------

   Net policy claims and settlement expenses..    $ 1,036,218    $  905,722
                                                  ===========    ===========

For the nine months ended September 30, 1996, gross policy claims and settlement expenses include a charge of $134.5 million and net policy claims and settlement expenses include a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $26.9 million ($.23 per share) in the third quarter of 1996 compared to $22.5 million ($.19 per share) in the corresponding 1995 period. The improved results reflect increased title insurance operating income and the continued strong performance of the property and casualty insurance operations. The Company had a loss from continuing operations of $13.5 million ($.11 per share) for the first nine months of 1996. This operating loss resulted from a second quarter after-tax charge of $87.1 million ($.74 per share) to increase property and casualty insurance net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. Excluding the effects of this charge, income from continuing operations increased to $73.6 million ($.63 per share) for the first nine months of 1996 from $58.4 million ($.51 per share) in the corresponding prior year period reflecting improved results in title insurance operations and the continued strong performance of the property and casualty insurance operations. After-tax gains on sales of investments were $10.8 million ($.09 per share) and $26.0 million ($.22 per share) in the third quarter and first nine months of 1996 compared to $5.5 million ($.05 per share) and $17.6 million ($.15 per share) in the corresponding 1995 periods.

Net income was $37.7 million ($.32 per share) and $12.5 million ($.11 per share) in the third quarter and first nine months of 1996 compared to $23.5 million ($.20 per share) and $68.1 million ($.56 per share) in the corresponding 1995 periods. In the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million ($.04 per share) on the disposal of discontinued life insurance operations by Zenith National Insurance Corp. ("Zenith"), an investee company. In the first nine months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million ($.03 per share) and the early redemption of all the outstanding shares of redeemable preferred stock of Reliance Insurance Company reduced earnings per share by an additional $.03.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and nine months ended September 30, 1996 were $470.4 million and $1.39 billion compared to $458.3 million and $1.36 billion in the corresponding 1995 periods. The increase in net premiums written in 1996 reflects increases in commercial multiple peril, surety, reinsurance and ocean and inland marine lines of business partially offset by lower net premiums in workers' compensation business resulting from the shift by insureds to captive insurance programs and other arrangements that reduce net premium retention. Net premiums earned in the quarter and nine months ended September 30, 1996 were $453.8 million and $1.33 billion compared to $447.2 million and $1.34 billion in the corresponding 1995 periods.

Underwriting loss for the third quarter of 1996 was $10.8 million compared to $10.9 million in the corresponding period of 1995. Underwriting results reflect improvements in general liability, commercial multiple peril and reinsurance lines offset by continued but lower profits from workers' compensation business and an increase in losses from catastrophes. Underwriting loss for the first nine months of 1996 was $161.6 million compared to $24.0 million in the corresponding 1995 period. Included in the underwriting results for the first nine months of 1996, is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed an extensive and detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's best estimate of its ultimate losses, based on the most current information and actuarial methodologies available.

For the third quarter and first nine months of 1996, the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 101.7% and 111.7% (101.6% for the first nine months of 1996 excluding the effects of the $134.0 million pretax charge) compared to 101.8% and 101.5% in the corresponding prior year periods.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $64.2 million and $190.5 million in the three-month and nine-month periods ended September 30, 1996 from $61.7 million and $183.7 million in the corresponding 1995 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments increased to $15.7 million and $39.6 million in the third quarter and first nine months of 1996 from $10.1 million and $25.9 million in the corresponding 1995 periods. Gains on sales of investments in 1996 primarily resulted from sales of equity securities.

TITLE INSURANCE OPERATIONS

Premiums and fees in the third quarter and first nine months of 1996 were $208.2 million and $576.0 million compared to $171.6 million and $481.9 million in the corresponding 1995 periods. The increase in premiums and fees in 1996 resulted from growth in residential resale and new home sale activity as well as increased commercial real estate transactions.

As a result of increased agency revenues, agency commissions in the third quarter and first nine months of 1996 increased to $98.7 million and $263.1 million from $75.0 million and $221.5 million in the corresponding 1995 periods. Other expenses were $88.8 million and $263.6 million in the third quarter and first nine months of 1996 compared to $81.6 million and $235.0 million in the corresponding 1995 periods. The expense ratios of the title insurance operations (which includes agent commissions) were 89.5% and 90.8% in the third quarter and first nine months of 1996 compared to 90.7% and 94.2% in the corresponding 1995 periods. The improvement in the expense ratios resulted from the increase in direct title insurance premiums and effective expense control. The provision for claim losses was $15.6 million and $47.5 million in the three-month and nine-month periods ended September 30, 1996 compared to $14.9 million and $41.9 million in the corresponding 1995 periods.

INVESTMENT PORTFOLIO

At September 30, 1996, the Company's investment portfolio aggregated $4.03 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $488.7 million (14% of the fixed income portfolio) and $80.7 million (2% of the fixed income portfolio), respectively. At December 31, 1995, the carrying values of non-investment grade and non-rated securities were $299.0 million (8% of the fixed income portfolio) and $64.4 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $41.6 million and $119.2 million in the third quarter and first nine months of 1996 compared to $36.5 million and $115.0 million in the corresponding 1995 periods which included, in the first nine months of 1995, $14.5 million related to certain consulting operations which were sold in the second quarter of 1995. The sale of these operations resulted in a pretax gain of $2.6 million. The increase in revenues in 1996 resulted from continued growth in the information technology business. RCG's operating expenses were $41.1 million and $116.9 million in the third quarter and first nine months of 1996 compared to $34.9 million and $108.0 million in the corresponding 1995 periods which included, in the first nine months of 1995, $11.0 million related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of income.

At September 30, 1996, the Company's real estate operations had holdings with a carrying value of $289.7 million, which includes nine shopping centers with an aggregate carrying value of $119.1 million, office buildings and other commercial properties, with an aggregate carrying value of $108.5 million, and undeveloped land with a carrying value of $62.1 million.

INTEREST EXPENSE

Interest expense declined to $22.2 million and $66.4 million in the third quarter and first nine months of 1996 from $22.3 million and $68.0 million in the corresponding 1995 periods resulting from lower interest rates partially offset by higher average outstanding borrowings.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.5 million and $7.4 million in the third quarter and the first nine months of 1996 compared to $2.1 million and $6.2 million in the corresponding 1995 periods from the Company's investment in Zenith. These increases reflect Zenith's improved property and casualty insurance underwriting results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $93.7 million for the nine months ended September 30, 1996. The Company's ability to pay cash dividends and receive cash dividends has depended upon the provisions of certain notes and debentures of the Company and upon the dividend paying abilities of its insurance subsidiaries, respectively. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer." In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance

Department has broad discretion to limit the payment of dividends by insurance companies.

Total common stock dividends paid by Reliance Insurance Company during the first nine months of 1996 were $75.8 million. During 1996, $165.4 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes that Reliance Insurance Company's dividend paying capability will be sufficient to meet its cash needs.

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

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the nine months ended September 30, 1996, Reliance Insurance Company generated $74.9 million of cash flow from operating activities. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At September 30, 1996, Reliance Insurance Company had $298.7 million of cash and short-term investments.

For the nine months ended September 30, 1996, the Company generated $23.1 million of cash flow from operating activities, while in the corresponding 1995 period, the Company utilized $17.5 million of operating cash flow. This improvement resulted from higher levels of operating cash flow from the title insurance operations, reflecting an increase in their operating income.

The Company utilized $32.0 million of cash flow for investing activities for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the Company generated $66.5 million of cash flow from investing activities. Net sales of marketable securities generated $15.5 million of cash flow in the first nine months of 1996 compared to $80.0 million in the corresponding 1995 period.

The Company used $8.7 million of cash for financing activities for the nine months ended September 30, 1996, primarily for the payment of dividends, partially offset by additional term loan borrowings. For the nine months ended September 30, 1995, the Company used $50.4 million of cash for financing activities, principally for the reduction of debt and the payment of dividends.


The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At September 30, 1996, borrowings aggregating $31 million were outstanding under this facility. On November 8, 1996, the Company increased term loan borrowings by $25 million to $162.5 million. The additional borrowings were used to redeem all outstanding ($25 million face amount) 9.48% senior reset notes due 2000.

A subsidiary of Reliance Financial Services Corporation, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At September 30, 1996, the partnership's total outstanding debt was $172.6 million. As of September 30, 1996, Reliance Financial Services Corporation ("Reliance Financial") guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company. Reliance Financial receives a fee of .5% per annum on the average outstanding debt covered by the guarantee. The Company has issued a line of credit to the partnership in the amount of $13 million. Borrowings under the line of credit mature on June 30, 2005 and bear a fixed interest rate of 10%. At September 30, 1996, borrowings of $8.8 million were outstanding under the line of credit.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         27.  Financial Data Schedule

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RELIANCE GROUP HOLDINGS, INC.
                                 (Registrant)



Date:    November 13, 1996       /s/ George E. Bello
         -----------------       ----------------------------------------
                                 George E. Bello
                                 Executive Vice President and Controller
                                 (Chief Accounting Officer)