Form 10-K405
period 1996-12-31
RELIANCE GROUP HOLDINGS INC
filed 1997-03-24
CIK 356395

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ...................... TO  .....................

COMMISSION FILE NUMBER  ........................................................
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1997, 114,305,067 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $667,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        (1) Reliance Group Holdings, Inc. 1996 Annual Report--Parts I, II and
            IV.

        (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Group Holdings, Inc. (the 'Company' or 'Reliance Group Holdings') is a holding company whose principal business is the ownership of property and casualty and title insurance companies. The Company also owns an information technology consulting company.

     Reliance Insurance Company and its property and casualty insurance subsidiaries (the 'Reliance Property and Casualty Companies') underwrite a broad range of commercial lines of property and casualty insurance. Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States. The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance. Reliance National offers a broad range of commercial property and casualty insurance products and services for large companies and specialty line customers. Reliance National selects market segments where it can provide specialized coverages and services, and it conducts business nationwide and in international markets. In 1996, Reliance National accounted for 45% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance offers commercial property and casualty insurance coverages primarily for mid-sized companies throughout the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks as well as insurance programs for groups with common insurance needs. In 1996, Reliance Insurance accounted for 38% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. Reliance Reinsurance primarily provides casualty treaty and facultative reinsurance for small to medium sized regional and specialty insurance companies located in the United States. The Reliance Property and Casualty Companies accounted for $1.8 billion (70%) of the 1996 premiums earned by Reliance Insurance Company and its property and casualty and title insurance subsidiaries (the 'Reliance Insurance Group').

     Title insurance business is conducted by Commonwealth Land Title Insurance Company and Transnation Title Insurance Company and their respective subsidiaries ('Commonwealth/Transnation Title'). Commonwealth/Transnation Title is the third largest title insurance operation in the United States, in terms of 1995 total premiums and fees. Commonwealth/Transnation Title accounted for $780.2 million (30%) of the Reliance Insurance Group's 1996 premiums earned.

     The Company's Information technology consulting unit is RCG Information Technology, Inc. ('RCG Information Technology'), which had revenues of $136.7 million in 1996.

     Business segment information for the years ended December 31, 1996, 1995 and 1994 is set forth in Note 15 to the Company's consolidated financial statements (the 'Consolidated Financial Statements'), which segment information is included in the Company's 1996 Annual Report and incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ('GAAP') unless otherwise specified.

     The Company owns all of the common stock of Reliance Financial Services Corporation ('Reliance Financial') which in turn owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 7 to the Consolidated Financial Statements. Reliance Insurance Company owns all of the common stock of Commonwealth Land Title Insurance Company, Transnation Title Insurance Company and RCG Information Technology.

OPERATING UNITS

     Property and Casualty Insurance. The following table sets forth the amount of net premiums written in each line of business for the years ended December 31, 1996, 1995 and 1994 by the Reliance Property and Casualty Companies four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance.

                                                    1996                                           1995
                                --------------------------------------------   --------------------------------------------
                                                         RELIANCE                                       RELIANCE
                                RELIANCE   RELIANCE      SURETY/               RELIANCE   RELIANCE      SURETY/
                                NATIONAL   INSURANCE   REINSURANCE    TOTAL    NATIONAL   INSURANCE   REINSURANCE    TOTAL
                                --------   ---------   ------------   ------   --------   ---------   ------------   ------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.............    $368       $  99         $ --       $  467     $371       $  98         $ --       $  469
Automobile....................      86         179           --          265       88         152           --          240
Workers' Compensation.........     127         123           --          250      141         125           --          266
Multiple Peril................      20         192           --          212       26         159           --          185
Surety........................      --          --          159          159       --          --          139          139
Reinsurance...................      --          --          151          151       --          --          119          119
Ocean and Inland Marine.......      83          46           --          129       66          53           --          119
Fire and Allied...............      22          42           --           64       34          34           --           68
Accident and Health...........      62          --           --           62       58          --           --           58
Involuntary...................      25          19           --           44       53          28           --           81
Other.........................      41           2           --           43       27           8           --           35
                                   ---         ---          ---       ------      ---         ---          ---       ------
 Total........................    $834       $ 702         $310       $1,846     $864       $ 657         $258       $1,779
                                   ---         ---          ---       ------      ---         ---          ---       ------
                                   ---         ---          ---       ------      ---         ---          ---       ------
Percent of Total..............     45%         38%          17%         100%      49%         37%          14%         100%
                                   ---         ---          ---       ------      ---         ---          ---       ------
                                   ---         ---          ---       ------      ---         ---          ---       ------

                                                    1994

                                --------------------------------------------
                                                         RELIANCE
                                RELIANCE   RELIANCE      SURETY/
                                NATIONAL   INSURANCE   REINSURANCE    TOTAL
                                --------   ---------   ------------   ------

General Liability.............    $347       $  76         $ --       $  423
Automobile....................     109         135           --          244
Workers' Compensation.........     179         134           --          313
Multiple Peril................      32         148           --          180
Surety........................      --          --          118          118
Reinsurance...................      --          --          125          125
Ocean and Inland Marine.......      44          60           --          104
Fire and Allied...............      26          24           --           50
Accident and Health...........      52          --           --           52
Involuntary...................      82          32           --          114
Other.........................      19          22           --           41
                                   ---         ---          ---       ------
 Total........................    $890       $ 631         $243       $1,764
                                   ---         ---          ---       ------
                                   ---         ---          ---       ------
Percent of Total..............     50%         36%          14%         100%
                                   ---         ---          ---       ------
                                   ---         ---          ---       ------

     The following table sets forth underwriting results for the Reliance Property and Casualty Companies for the years ended December 31, 1996, 1995 and 1994.

                                  YEAR ENDED DECEMBER 31,
                            ------------------------------------
                              1996          1995          1994
                            --------      --------      --------
                                (IN MILLIONS, EXCEPT RATIOS)
Net premiums written...     $1,846.2      $1,779.0      $1,764.3
Underwriting loss(1)...        (38.4)(2)     (45.6)        (97.3)
Combined ratio.........        101.6%(2)     101.8%(3)     104.4%(3)

------------------
(1) Includes catastrophe losses (net of reinsurance) for the years ended December 31, 1996, 1995 and 1994 of $19.9 million, $25.7 million and $50.1 million, respectively.
(2) Excludes a charge of $134.0 million (7.4 combined ratio points) to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The actual underwriting loss was $172.4 million and the combined ratio was 109.0%.
(3) Excludes a charge of $4.0 million in 1995 and $11.6 million in 1994 pertaining to Proposition 103.

     The following table sets forth certain financial information of the Reliance Property and Casualty Companies based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company in thousands:

                                          STATUTORY ACCOUNTING                                  GAAP
               --------------------------------------------------------------------------   -------------
                                                      TOTAL                     POLICY-        COMMON
YEAR ENDED      PREMIUMS    UNEARNED      LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,    WRITTEN     PREMIUMS    RESERVES      ASSETS     LIABILITIES    SURPLUS*       EQUITY
------------   ----------   --------   ----------   ----------   -----------   ----------   -------------
1996........   $1,848,159   $885,799   $3,228,792   $5,669,276   $ 4,482,220   $1,187,056    $  1,410,484
1995........    1,769,064    841,127    3,102,688    5,538,533     4,410,197    1,128,336       1,404,781
1994........    1,773,196    833,643    3,033,016    5,296,931     4,388,393      908,538       1,076,840

------------------
* Includes Reliance Insurance Company's investment in title insurance operations of $199.6 million at December 31, 1996.

     The Reliance Property and Casualty Companies write insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. The Reliance Property and Casualty Companies also write insurance in the European Community through offices in the United Kingdom, the Netherlands, Sweden, Spain, Germany, in the Americas through offices in Canada, Mexico and Argentina and in the Pacific Rim through an office in Singapore. In 1996, California, New York, Texas and Florida accounted for approximately 15%, 10%, 7% and 6%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Property and Casualty Companies. The Reliance Property and Casualty Companies write insurance through independent agents, program agents and brokers. No single insurance agent or broker accounts for 10% or more of the direct premiums written by the Reliance Property and Casualty Companies.

     A. M. Best & Company, Inc. ('Best'), publisher of Best's Insurance Reports, Property-Casualty, has assigned an 'A-(Excellent)' rating to the Reliance Property and Casualty Companies. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An 'A-(Excellent)' rating is assigned to those companies which have demonstrated excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ('S&P') has assigned an 'A' rating to the claims-paying ability of the Reliance Property and Casualty Companies. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. The Best and S&P ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Property and Casualty Companies are lower than those of many of the insurance companies with which the Reliance Property and Casualty Companies compete, management believes that the current ratings are adequate to enable the Reliance Property and Casualty Companies to compete successfully.

     Reliance National. Reliance National offers a broad range of commercial insurance products and services to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services. Reliance National selects market segments where it can provide specialized coverages and services, such as providing captive insurance arrangements to the alternative risk markets. In addition, Reliance National provides non-standard personal automobile insurance and certain traditional insurance products, including guaranteed cost workers' compensation insurance. In 1996, Reliance National accounted for 45% of the net premiums written by the Reliance Property and Casualty Companies. Reliance National, which conducts business nationwide, is headquartered in New York City and has offices in fifteen states. Reliance National also conducts business in the European Community through offices located in the United Kingdom, the Netherlands, Sweden, Spain and Germany, in the Americas through offices in Canada, Mexico and Argentina and in the Pacific Rim through an office in Singapore. Reliance National distributes its products through national and regional insurance brokers, program agents and, with respect to non-standard automobile insurance, independent insurance agents. Net premiums written by Reliance National were $833.7 million, $864.4 million and $889.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of one or more departments which focus on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products. Reliance National's eight major divisions are:

     o Casualty Risk Services, Reliance National's largest division, provides workers' compensation, commercial automobile and general liability coverages to Fortune 1,000 companies, multinationals and the construction and transportation industries. These coverages are provided on a retrospectively rated and high deductible basis, and to the alternative risk markets on a captive insurance arrangement basis. This division also provides environmental pollution coverages (primarily on a claims made basis) for consultants, contractors, transporters and certain other insureds. In early 1997, this division began providing comprehensive insurance coverages for public and private entities engaged in the development of infrastructure projects outside of North America and guaranteed cost workers' compensation coverages.

     o International writes predominantly commercial casualty and property insurance products, including specialized coverages such as excess casualty, directors and officers liability and fidelity insurance, in certain international markets. This division also provides ocean marine coverages in domestic and certain international markets.

     o Excess and Surplus Lines primarily provides professional liability insurance to architects, engineers, lawyers, healthcare providers and other professionals, and excess and umbrella coverages.

     o Financial and Specialty Coverages provides aviation and space satellite risk coverages, as well as certain non-traditional insurance products.

     o Financial Products provides directors and officers liability insurance, errors and omissions insurance and fidelity and fiduciary coverages in the domestic market.

     o Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Property primarily provides commercial property coverage focusing on excess and specialty commercial property.

     o Non-Standard Automobile primarily provides non-standard personal automobile insurance for drivers unable to obtain insurance in the standard automobile insurance market. This division was formed in February of 1996 and had a minimal amount of net premiums written in 1996.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, reinsurance and policies written on a loss sensitive basis, which include retrospectively rated and high deductible policies. Approximately 26% of Reliance National's net premiums written during 1996 were written on a 'claims-made' basis which provides coverage only for claims reported during the policy period or within an established reporting period, as opposed to 'occurrence' basis policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the 'long tail' nature of the risks insured.

     Approximately 7% of Reliance National's net premiums written during 1996 were written on a retrospectively rated basis, whereby the insured effectively pays for a large portion or, in many cases, all of its losses. Approximately 14% of Reliance National's net premiums written during 1996 were written on a high deductible basis, whereby the insured pays for all of its losses up to the deductible amount. The use of high deductible policies results in lower premiums and losses for Reliance National as payments for losses made by an insured under a high deductible policy are not considered premiums or losses to an insurer. With retrospectively rated and high deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with retrospectively rated and high deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, the vast majority of Reliance National's net premiums written during 1996 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance distributes its products through approximately 2,600 independent agents, program agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 100 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including multiple peril, property, general liability, commercial automobile and workers' compensation. In 1996, Reliance Insurance accounted for 38% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance is headquartered in Philadelphia and operates in 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $702.2 million, $656.4 million and $631.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reliance Insurance is organized into the following three operating divisions:

     o The Commercial Accounts division focuses on accounts with annual premiums of up to $1 million. This division offers a broad range of traditional commercial coverages, primarily written on a guaranteed cost basis.

     o The Specialty division provides underwriting of excess and surplus coverages (generally with lower net retentions than for other commercial lines written by Reliance Insurance) for insureds with non-standard exposures. This division also provides property and liability insurance programs to homogeneous groups of insureds with particular insurance needs, such as auto rental companies, day care centers and municipalities. These programs are administered directly by Reliance Insurance or by independent program agents, with Reliance Insurance retaining authority for all underwriting and pricing decisions and handling claims and other services. When utilized, program agents market the programs, gather the initial underwriting data and, if authorized by Reliance Insurance, issue the policies.

     o The Large Accounts division focuses on casualty exposures of accounts with annual premiums in excess of $1 million where it is able to offer more flexible coverages through the use of retrospectively rated and high deductible policies. The Large Accounts division primarily provides workers' compensation insurance and approximately 69% of its business was written on a loss sensitive basis. Accounts with retrospectively rated and high deductible policies undergo extensive credit analysis by a centralized credit department and collateral in the form of bank letters of credit, trust accounts or cash collateral is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     The Commercial Accounts division and the Large Accounts division provide their products and services through a decentralized network of regional and branch offices. This organization allows the Commercial Accounts division and the Large Accounts division to place major responsibility and accountability for underwriting, sales, and customer service close to the insured. The Specialty division has three regional offices. Reliance Insurance manages its claims through a decentralized network of regional and branch offices, which allows the point of service to be close to the insured.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes commercial surety, financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients, and actively manages claims to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with a large majority of the contractors and accounts it has insured. Reliance Surety's Firemark and Express Surety operations target smaller contractors and accounts, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 32 branch offices and approximately 2,250 independent agents and brokers. Net premiums written by Reliance Surety were $159.2 million, $139.3 million and $118.0 million for the years 1996, 1995 and 1994, respectively.

     Surety bonds guarantee the payment or performance of one party (called the principal) to another party (called the obligee). This guarantee is typically evidenced by a written agreement by the surety (e.g., Reliance Surety) to discharge the payment or performance obligations of the principal pursuant to the underlying contract between the obligee and the principal. Fidelity bonds insure against losses arising from employee dishonesty. Financial institution fidelity bonds insure against losses arising from employee dishonesty and other specifically named theft and fraud perils.

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on both a treaty (blocks of risk) and facultative (individual risks) basis and, to a lesser extent, property reinsurance on a treaty basis. The business of Reliance Reinsurance is primarily conducted on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative risk markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance with an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the 'lower layers,' the first $1 million of primary coverage, where losses are more predictable and quantifiable. The assumed reinsurance business of the Reliance Property and Casualty Companies is conducted nationwide and is headquartered in Philadelphia. Net premiums written by Reliance Reinsurance were $151.1 million, $119.0 million and $125.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Title Insurance. Commonwealth/Transnation Title writes title insurance for residential and commercial real estate nationwide and provides escrow and settlement services in connection with real estate closings. The National Title Services division of Commonwealth/Transnation Title provides title services for large and multi-state commercial transactions. Through the Commonwealth OneStop(Registered) operation, Commonwealth/Transnation Title provides national and regional lenders with a full range of residential closing services, including title insurance through its National Residential Title Services division, appraisal management through its CLT Appraisal Services, Inc. subsidiary, and other real estate related services. Commonwealth/Transnation Title is the third largest title insurance operation in the United

States, based on 1995 total premiums and fees. Commonwealth/Transnation Title had premiums and fees of $780.2 million, $671.9 million and $856.8 million for the years 1996, 1995 and 1994, respectively.

     S&P has assigned an 'A' rating to the claims-paying ability of Commonwealth/Transnation Title. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Duff & Phelps Credit Rating Co. ('Duff & Phelps') has assigned an 'A+' rating to the claims-paying ability of Commonwealth/ Transnation Title. Duff & Phelps ratings are based on a quantitative and qualitative analysis, with particular emphasis on fundamental factors, recent operating results, reserves, capitalization and invested assets. An 'A+' rating is assigned to those companies which have a high claims paying ability; protection factors are average and there is an expectation of variability in risk over time due to economic and/or underwriting conditions. The S&P and Duff & Phelps ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

     Commonwealth/Transnation Title is organized into nine regions with more than 325 offices and over 4,000 independent agents covering all 50 states, as well as Puerto Rico and the Virgin Islands. In 1996, California, Texas, Florida,

New York, Pennsylvania, Washington and Michigan accounted for approximately 11%, 11%, 10%, 8%, 6%, 6% and 6%, respectively, of revenues for premiums and services related to title insurance. No other state accounted for more than 5% of such revenues.

     A title insurance policy protects the insured party and certain successors in interest against losses resulting from title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from the policy's provisions. Generally, a title policy is obtained by the buyer, the mortgage lender or both at the time real property is transferred or refinanced. The policy is written for an indefinite term for a single premium which is due in full upon issuance of the policy. The face amount of the policy is usually either the purchase price of the property or the amount of the loan secured by the property. Title policies issued to lenders insure the priority position of the lender's lien. Most lenders require title insurance as a condition to making loans secured by real estate. Title insurers, unlike other types of insurers, seek to eliminate losses through the title examination process and the closing process, and a substantial portion of the expenses of a title insurer relate to those functions.

     Information Technology Consulting Services. RCG Information Technology provides a full range of information technology services to large corporate clients in the United States. Such services include providing supplemental computer professional staffing, Year 2000 solutions, software outsourcing, computer programming and development services and other computer consulting services. RCG Information Technology had revenues of $136.7 million, $106.5 million and $90.0 million for 1996, 1995 and 1994, respectively.

INSURANCE CEDED

     All of the Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. The ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, even though the reinsuring company assumes a related liability. The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). Limits and retentions are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, and market terms, conditions and capacity, and may change over time. Where appropriate, the Reliance Insurance Group limits its exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, the Reliance Insurance Group purchases additional facultative reinsurance to further reduce its retentions below treaty levels.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $1.6 billion and $1.3 billion in 1996 and 1995, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the

Reliance Insurance Group of its liability to insureds. At December 31, 1996, the Reliance Insurance Group had reinsurance recoverables of $3.6 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee and a staff of analysts to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by Reliance Insurance Group. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash collateral, to secure recoverables from unauthorized reinsurers. The Company had $6.4 million reserved for potentially unrecoverable reinsurance at December 31, 1996. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers. While the Company is aware of financial difficulties experienced by certain Lloyd's of London syndicates, the Company has not experienced deterioration of payments from the Lloyd's of London syndicates from which it has reinsurance.

     In 1996, the Reliance Property and Casualty Companies did not cede more than 4.4% of direct premiums to any one reinsurer and no one reinsurer accounted for more than 8.6% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1996 ceded premiums, are as follows:

                                                         1996
                                                         CEDED         BEST
                                                        PREMIUM       RATING
                                                     -------------    ------
                                                     (IN MILLIONS)
American Re-Insurance Company.....................      $ 133.3          A+
Hertz International Reinsurance Ltd...............         63.3         (1)
Swiss Reinsurance America Corporation.............         56.5          A
Commercial Risk Re-Insurance Company..............         46.5         (2)
Zurich Reinsurance Centre, Inc....................         46.0          A
General Reinsurance Corporation...................         45.3          A++
Kemper Reinsurance Company........................         43.5          A-
Everest Reinsurance Company.......................         33.5          A
Lloyd's of London.................................         30.8         (3)
Cedar Hill Assurance Company......................         30.8         (4)

------------------
(1) An unrated captive reinsurer that is not affiliated with the Company. Recoverables from such reinsurer are fully collateralized.
(2) Assigned a Best rating of NR-2 (Less than Minimum Size and/or Operating Experience), as the reinsurer does not meet the minimum size and/or operating experience requirement. Recoverables from such reinsurer are fully collateralized.
(3) Individual Lloyd's of London syndicates are not rated by Best.

(4) Assigned a Best rating of NR-2 (Less than Minimum Size and/or Operating Experience), as the reinsurer does not meet the minimum size and/or operating experience requirement. The vast majority of recoverables from such reinsurer are fully collateralized.

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

PROPERTY AND CASUALTY LOSS RESERVES

     The Reliance Insurance Group's staff of over 100 actuaries regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

     The following tables present information relating to the liability for unpaid claims and related expenses ('loss reserves') for the Reliance Property and Casualty Companies. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1996, 1995 and 1994.

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                              1996          1995          1994
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Loss reserves, beginning of year........   $5,859,352    $5,581,483    $5,048,442
Less reinsurance recoverables...........    2,679,917     2,453,702     2,116,914
                                           ----------    ----------    ----------
Net loss reserves, beginning of year....    3,179,435     3,127,781     2,931,528
                                           ----------    ----------    ----------
Provision for policy claims and related
  expenses:
     Provision for insured events of the
       current year.....................    1,211,672     1,163,447     1,274,649
     Increase in provision for insured
       events of prior years............      138,665(1)     38,512        22,444
                                           ----------    ----------    ----------
         Total provision................    1,350,337     1,201,959     1,297,093
                                           ----------    ----------    ----------

Payments for policy claims and related
  expenses:
     Attributable to insured events of
       the current year.................      298,838       271,915       321,538
     Attributable to insured events of
       prior years......................      926,996       868,622       780,961
                                           ----------    ----------    ----------
         Total payments.................    1,225,834     1,140,537     1,102,499
                                           ----------    ----------    ----------
Foreign currency translation............        7,668        (9,768)        1,659
                                           ----------    ----------    ----------
Net loss reserves, end of year..........    3,311,606     3,179,435     3,127,781
Plus reinsurance recoverables...........    2,953,814     2,679,917     2,453,702
                                           ----------    ----------    ----------
Loss reserves, end of year(2)...........   $6,265,420    $5,859,352    $5,581,483
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

------------------
(1) The 1996 increase in provision for insured events of prior years includes a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.
(2) Loss reserves exclude the loss reserves of title insurance operations of $264.8 million, $240.8 million and $228.1 million at December 31, 1996, 1995 and 1994, respectively.

     Policy claims and settlement expenses include a provision for insured events of prior years of $138.7 million, $38.5 million and $22.4 million for the years 1996, 1995 and 1994, respectively. The provision for all years includes adverse development related to prior year asbestos-related and environmental pollution claims, which primarily affect general liability, multiple peril and reinsurance lines of business, and includes a pretax charge of $134.0 million in 1996 to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The 1996 provision also includes adverse development in the automobile line, offset by favorable development in workers' compensation. The 1995 provision also included adverse development in other general liability, automobile and reinsurance lines, partially offset by favorable development in workers' compensation. The 1994 provision also included adverse development in other general liability lines, partially offset by favorable development in workers' compensation.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Property and Casualty Companies. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1996. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1996, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ('General Casualty') at April 30, 1990 (the date of sale of General Casualty), relating to 1986 through 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1986 through 1995, the Company has experienced deficiencies in its estimated liability for loss reserves. The table includes provisions specifically made to strengthen prior-years' loss reserves of $134.0 million in 1996, $156.0 million in 1991 and $100.0 million in 1986. The Company's loss reserves during this period have been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                    DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                              1996        1995        1994        1993        1992        1991        1990        1989
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1)............. $3,311,606  $3,179,435  $3,127,781  $2,931,528  $2,702,992  $2,375,235  $1,893,421  $1,962,822
Net liability reestimated
 as of:
 One year later...........         --      104.4%      101.2%      100.8%      101.5%      101.3%      114.4%      104.8%
 Two years later..........         --          --      104.8%      101.7%      103.1%      104.4%      115.2%      117.0%
 Three years later........         --          --          --      104.2%      104.0%      105.7%      119.6%      118.2%
 Four years later.........         --          --          --          --      107.2%      106.7%      120.7%      120.9%
 Five years later.........         --          --          --          --          --      110.5%      122.0%      122.2%

 Six years later..........         --          --          --          --          --          --      127.0%      123.8%
 Seven years later........         --          --          --          --          --          --          --      129.1%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --
Redundancy (Deficiency)...         --      (4.4%)      (4.8%)      (4.2%)      (7.2%)     (10.5%)     (27.0%)     (29.1%)
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........         --       29.2%       27.8%       26.6%       28.7%       29.0%       36.6%       40.7%
 Two years later..........         --          --       46.8%       44.9%       48.0%       48.6%       57.9%       65.4%
 Three years later........         --          --          --       58.4%       61.1%       62.1%       72.8%       82.2%
 Four years later.........         --          --          --          --       70.5%       71.6%       83.0%       91.3%
 Five years later.........         --          --          --          --          --       78.1%       90.3%       97.8%
 Six years later..........         --          --          --          --          --          --       95.5%      103.1%
 Seven years later........         --          --          --          --          --          --          --      106.8%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --


                               1988        1987        1986
                            ----------  ----------  ----------

Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1).............  $1,644,057  $1,494,227  $1,425,942
Net liability reestimated
 as of:
 One year later...........      104.8%      107.8%      106.6%
 Two years later..........      113.5%      112.0%      115.6%
 Three years later........      121.8%      118.5%      121.6%
 Four years later.........      123.2%      125.0%      127.2%
 Five years later.........      127.8%      126.7%      132.3%
 Six years later..........      128.7%      131.8%      135.1%
 Seven years later........      130.7%      133.1%      140.0%
 Eight years later........      138.0%      135.4%      141.4%
 Nine years later.........          --      143.9%      143.4%
 Ten years later..........          --          --      152.5%
Redundancy (Deficiency)...     (38.0%)     (43.9%)     (52.5%)
                            ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........       41.6%       38.6%       42.0%
 Two years later..........       71.6%       65.8%       68.4%
 Three years later........       86.4%       88.2%       88.1%
 Four years later.........       97.2%       99.5%      103.9%
 Five years later.........      103.0%      106.2%      112.1%
 Six years later..........      107.3%      110.7%      117.1%
 Seven years later........      111.5%      113.9%      120.8%
 Eight years later........      114.3%      117.4%      123.7%
 Nine years later.........          --      119.7%      126.9%
 Ten years later..........          --          --      128.8%


------------------
(1) The gross liability for unpaid claims and related expenses was $6.3 billion at December 31, 1996. The gross liability for unpaid claims and related expenses for years 1995 and prior was deficient by $55.0 million at December 31, 1996.

     The difference between the property and casualty liability for loss reserves at December 31, 1996 and 1995 reported in the Company's consolidated financial statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Net liability reported under statutory accounting
  practices.......................................   $3,228,792    $3,102,688
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (10,925)      (12,758)
Additional discount of workers' compensation
  reserves........................................       93,739        98,799
Foreign currency translation......................           --        (9,294)
                                                     ----------    ----------
  Net liability reported..........................   $3,311,606    $3,179,435
                                                     ----------    ----------
                                                     ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1996 and 1995 reported in the Company's consolidated financial statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Liability reported under statutory accounting
  practices.......................................   $6,097,395    $5,717,321

Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (13,884)      (14,884)
Additional discount of workers' compensation
  reserves........................................      181,909       179,987
Foreign currency translation......................           --       (23,072)
                                                     ----------    ----------
  Liability reported..............................   $6,265,420    $5,859,352
                                                     ----------    ----------
                                                     ----------    ----------

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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Property and Casualty Companies apply a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The Reliance Property and Casualty Companies regularly analyze their reserves and review their pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Property and Casualty Companies consult with independent actuarial firms concerning reserving practices and levels. The Reliance Property and Casualty Companies are required by state insurance regulators to file, along with their statutory reports, a statement of actuarial reserve opinion setting forth an actuary's assessment of their reserve status. Since 1992, the Reliance Property and Casualty Companies have used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because long tail claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variation in loss development is more likely in long tail lines of business. The Reliance Property and Casualty Companies attempt to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Property and Casualty Companies also limit the potential loss from a single event through the extensive use of reinsurance.

     In calculating the liability for loss reserves, the Reliance Property and Casualty Companies discount workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Property and Casualty Companies in workers' compensation reinsurance pools are discounted. The discounting of all claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $230.0 million, $235.7 million and $245.7 million at December 31, 1996, 1995 and 1994, respectively. The discount in 1996 was increased by $5.4 million which was more than offset by discount amortization of $11.1 million, resulting in a reduction in pre-tax income of $5.7 million. The discount in 1995 was increased by $1.8 million, which was more than offset by discount amortization of $11.8 million, resulting in a reduction in pre-tax income of $10.0 million. The discount in 1994 was reduced by $27.3 million plus discount amortization of $11.7 million, resulting in a reduction in pre-tax income of $39.0 million.

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

     Included in the liability for loss reserves at December 31, 1996 are $238.3 million ($213.0 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 for the years ending December 31, 1996, 1995 and 1994:

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                      1996        1995        1994
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)

Net loss reserves, beginning of year.............................   $101,008    $100,404    $ 97,040
Provision for policy claims and related expenses.................    135,801      23,547      17,996
Payments for policy claims and related expenses..................    (23,762)    (22,943)    (14,632)
                                                                    --------    --------    --------
Net loss reserves, end of year...................................   $213,047    $101,008    $100,404
                                                                    --------    --------    --------
                                                                    --------    --------    --------

     The 1996 provision for policy claims and related expenses includes a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed a detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's estimate of its ultimate losses, based on current information and actuarial methodologies.

     Included in the December 31, 1996 net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 are $78.2 million of loss costs for claims incurred but not reported, $49.2 million of loss costs for reported claims and $85.6 million of related expenses.

     The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding for business written in or before 1987:

                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                       1996      1995
                                                                                       ----      ----
Number of insureds with outstanding claims, beginning of year.....................      447       477
Additional insureds with claims during the year...................................      153       188
Insureds with closed or settled claims during the year............................     (252)     (218)
                                                                                       ----      ----
Number of insureds with outstanding claims, end of year...........................      348       447
                                                                                       ----      ----
                                                                                       ----      ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims for business written in or before 1987 was $50,200 and $61,100 for the years 1996 and 1995, respectively.


     The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily affect the Company's general liability, multiple peril and reinsurance lines of business. For business written in or before 1987, coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business.

     Since 1987, the Company has generally excluded coverage for most types of asbestos-related and environmental pollution claims from its general liability policies, other than policies specifically intended to provide environmental pollution and asbestos removal coverages. Policies written by the Company after 1987 ('post-1987 A&E business') which specifically intend to provide environmental pollution coverages are written primarily on a claims made basis and those which specifically intend to provide asbestos removal coverages are written on an occurrence basis, generally with liability limits of $1.1 million (net of reinsurance), including defense costs.

     The liability for loss reserves at December 31, 1996 also included $40.8 million ($27.8 million net of reinsurance recoverables) of loss reserves pertaining to post-1987 A&E business. The following table presents information relating to the net loss reserves pertaining to claims for post-1987 A&E business for the years ending December 31, 1996, 1995 and 1994:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                      1996        1995        1994
                                                                     -------     -------     -------
                                                                              (In thousands)
Net loss reserves, beginning of year..............................   $29,698     $29,739     $24,994
Provision for policy claims and related expenses..................     5,857       2,357      10,283
Payments for policy claims and related expenses...................    (7,791)     (2,398)     (5,538)
                                                                     -------     -------     -------
Net loss reserves, end of year....................................   $27,764     $29,698     $29,739
                                                                     -------     -------     -------
                                                                     -------     -------     -------

     The December 31, 1996 net loss reserves pertaining to claims for post-1987 A&E business include $13.2 million of loss costs for claims incurred but not reported, $4.3 million of loss costs for reported claims and $10.3 million of related expenses.

     The following table presents information related to the number of insureds with claims outstanding for post-1987 A&E business:


                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                       1996      1995
                                                                                       ----      ----
Number of insureds with outstanding claims, beginning of year.....................      303       189
Additional insureds with claims during the year...................................      385       275
Insureds with closed or settled claims during the year............................     (214)     (161)
                                                                                       ----      ----
Number of insureds with outstanding claims, end of year...........................      474       303
                                                                                       ----      ----
                                                                                       ----      ----

     The average net paid loss per insured for claims for post-1987 A&E business was $20,500 and $5,600 for the years 1996 and 1995, respectively.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Property and Casualty Companies are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking the best available return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to 'Financial Review--Investment Portfolio' on page 27 of the Company's 1996 Annual Report, which section is incorporated herein by reference, and Note 2 to the Consolidated Financial Statements.

     At December 31, 1996, the Company's investment portfolio was $4.2 billion (at cost) with 90% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 10% in equity securities, approximately 24% of which were convertible preferred stock. The following table details the distribution of the Company's investments at December 31, 1996:

                                           AMORTIZED       MARKET       CARRYING
                                              COST         VALUE         VALUE
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and

       government agencies and
       authorities......................   $  704,386    $  702,472    $  702,472
     States, municipalities and
       political subdivisions...........      128,874       132,163       132,163
     Foreign-government.................       42,955        46,172        46,172
     Foreign-other......................       96,051       103,976       103,976
     Public utilities...................      374,404       373,389       373,389
     Convertibles and bonds with
       warrants attached................       87,625        87,134        87,134
     All other corporate bonds and
       notes............................      662,385       654,809       654,809
  Redeemable preferred stocks...........      499,249       523,554       523,554
                                           ----------    ----------    ----------
                                            2,595,929     2,623,669     2,623,669
                                           ----------    ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and
       political subdivisions...........        8,382         8,169         8,382
     Foreign-government.................      145,065       150,622       145,065
     Foreign-other......................       17,978        20,172        17,978
     Public utilities...................      355,567       357,377       355,567
     All other corporate bonds and
       notes............................      148,026       150,059       148,026
  Redeemable preferred stocks...........      112,818       115,339       112,818
                                           ----------    ----------    ----------
                                              787,836       801,738       787,836
                                           ----------    ----------    ----------
       Total fixed maturities...........    3,383,765     3,425,407     3,411,505
                                           ----------    ----------    ----------
Equity securities(1):
  Common stocks:
     Public utilities...................        3,333         4,928         4,928
     Banks, trusts and insurance
       companies........................       24,622        38,284        38,284
     Industrial and other...............      292,365       556,463       556,463
  Nonredeemable preferred stocks........      115,733       116,931       116,931
                                           ----------    ----------    ----------
                                              436,053       716,606       716,606
                                           ----------    ----------    ----------
Short-term investments(2)...............      355,967       355,967       355,967
                                           ----------    ----------    ----------
       Total investment portfolio.......   $4,175,785    $4,497,980    $4,484,078
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

                                 COST AND CARRYING
                                       VALUE
                                 -----------------
                                  (IN THOUSANDS)

Mortgage Loans(3).............      $    19,506
Investments in real estate....          286,664

------------------

(1) Does not include investment in Zenith National Insurance Corp. which is accounted for by the equity method and which, as of December 31, 1996, had a carrying value of $159.2 million and a market value of $180.0 million. See '--Investee Company.'

(2) Includes cash of $36.8 million.

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

     At December 31, 1996, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                              PERCENT
                                  CARRYING       MARKET      OF MARKET
                                   VALUE         VALUE         VALUE
                                 ----------    ----------    ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A......................   $2,056,676    $2,066,354        60%
BBB...........................      761,756       765,619        23
                                 ----------    ----------       ---
   Total investment grade.....    2,818,432     2,831,973        83
                                 ----------    ----------       ---
BB to B.......................      488,167       488,506        14
CCC to D......................       11,301        11,301        --
Non-rated.....................       93,605        93,627         3
                                 ----------    ----------       ---
   Total......................   $3,411,505    $3,425,407       100%

                                 ----------    ----------       ---
                                 ----------    ----------       ---

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

     As of March 1, 1997, the Reliance Insurance Group owned 3,578,634 shares of common stock of Symbol Technologies, Inc. ('Symbol'), representing 13.7% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 1, 1997, the market value of the Reliance Insurance Group's investment in Symbol was $179,826,000 (based upon the closing price on such date as reported by the NYSE), with a cost basis of $27,252,000. The board of directors of Symbol includes certain executive officers of the Company.

     As of March 1, 1997, the Reliance Insurance Group owned 2,449,624 shares of Human Genome Sciences, Inc. ('Human Genome'), representing 13.1% of the then outstanding common stock of Human Genome. Human Genome specializes in human genetic research designed to detect and treat human illnesses. As of March 1, 1997, the market value of the Reliance Insurance Group's investment in Human Genome was $93,086,000 (based upon the last reported sales price on such date as reported by the Nasdaq National Market), with a cost basis of $52,382,000.

     At December 31, 1996, the Company's real estate operations had holdings with a carrying value of $286.7 million, which includes nine shopping centers with an aggregate carrying value of $118.8 million, office buildings and other commercial properties with an aggregate carrying value of $105.5 million, and undeveloped land with a carrying value of $62.4 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio for each of the years ended December 31, 1996, 1995, and 1994:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1996           1995           1994
                                           ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)..................   $3,625,144     $3,394,988     $3,213,556
Net investment income...................      260,275        243,268        221,771
Realized gains (losses).................       (5,686)        10,521         16,705
Increase (decrease) in unrealized
  gains.................................      (68,739)       329,457       (345,783)
Average annual yield:
     Net investment income..............         7.18%          7.17%          6.90%
     Realized gains (losses)............        (0.15)          0.31           0.52
     Increase (decrease) in unrealized
       gains............................        (1.90)          9.70         (10.76)
                                           ----------     ----------     ----------
Return on fixed maturities..............         5.13%         17.18%         (3.34)%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Equity Securities(2):
Average investments(1)..................   $  703,121     $  600,206     $  540,139
Net investment income...................       12,425         19,317         26,251
Realized gains..........................       58,296         23,811          1,611
Increase (decrease) in unrealized
  gains.................................       15,939        182,507         (6,849)
Average annual yield:
     Net investment income..............         1.77%          3.22%          4.86%
     Realized gains.....................         8.29           3.97           0.30
     Increase (decrease) in unrealized
       gains............................         2.27          30.40          (1.27)
                                           ----------     ----------     ----------
Return on equity securities.............        12.33%         37.59%          3.89%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Total weighted average return on fixed
  maturities and equity securities(3)...         6.30%         20.25%         (2.30)%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------

------------------

(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1996, 1995 and 1994.

(2) Does not include investment in Zenith National Insurance Corp. See '--Investee Company.'

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1996 fixed maturity portfolio market value would be approximately 0.78%

     The carrying value and market value at December 31, 1996 of fixed maturities for which interest is payable on a deferred basis was $152.2 million.

INVESTEE COMPANY

     As of March 1, 1997, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ('Zenith'), representing 37.4% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 1, 1997 the market value of the Reliance Insurance Group's investment in Zenith was $174,223,000 (based upon the closing price on such date as reported by the NYSE), with a carrying value of $159,157,000. Certain executive officers of the Company serve, at the Company's request, as directors of Zenith. The Company's investment in Zenith is accounted for by the equity method. See Note 3 to the Consolidated Financial Statements.

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

     The total amount of common stock dividends paid by Reliance Insurance Company was $111.5 million in each of 1996, 1995 and 1994. During 1997, $118.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

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

     In 1994, Reliance Insurance Company and several of its affiliates received an order from the outgoing Insurance Commissioner ordering refunds under California Proposition 103 totaling $72.3 million, inclusive of interest. On January 31, 1996, the Company reached a settlement with the California Department of Insurance resolving its total liability for refunds and interest under Proposition 103. The settlement requires the Company to pay $15.6 million in refunds and interest on certain policies issued or renewed between November 8, 1988 and November 7, 1989. Although the Company believes that the California Department of Insurance misapplied Proposition 103 as it relates to it, the Company agreed to the settlement to avoid prolonging the matter further. In the fourth quarter of 1995, the Company recorded a pre-tax charge of $4.0 million related to Proposition 103. The fourth quarter 1995 charge represents the difference between the settlement amount and the pre-tax charge of $11.6 million the Company had taken in the fourth quarter of 1994 to provide for Proposition 103 refunds and interest.

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

     RCG Information Technology competes with other national mid-size information technology services companies, as well as smaller computer professional supplemental staffing firms. Competition in the information technology consulting business is based primarily on price, service and quality of the solutions provided and the availability of qualified computer professionals.

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

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1996, the Company and its consolidated subsidiaries employed approximately 9,300 persons in approximately 480 offices.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company is contesting the allegations of the complaints in each action pending against it and believes, based on current knowledge and after consultation with counsel, that the resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements. In addition, the Company is subject to the litigation set forth below.

     In June 1989, Hall, the predecessor corporation of Prometheus Funding Corp., a subsidiary of the Company ('Prometheus'), entered into a settlement agreement, which is subject to court approval, with the Superintendent of Insurance of the State of New York (the 'Superintendent'), arising out of the insolvency of Union Indemnity Insurance Company of New York, Inc. ('Union Indemnity'). The settlement agreement was submitted to the court for approval in October 1989 and objections were filed and continue to be pursued by various parties. The Superintendent has informed Prometheus that he intends to pursue court approval of the settlement. The settlement agreement will not become effective until final approval by the court and there is no assurance that such approval will be obtained.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age and position of each of the executive officers of the Company:

         NAME AND AGE                               POSITION
-------------------------------  -----------------------------------------------
Saul P. Steinberg (57).........  Chairman of the Board and Chief Executive
                                   Officer

Robert M. Steinberg (54).......  President, Chief Operating Officer and Director

George E. Bello (61)...........  Executive Vice President, Controller and
                                   Director

Lowell C. Freiberg (57)........  Senior Vice President, Chief Financial Officer
                                   and Director

Henry A. Lambert (61)..........  Senior Vice President--Real Estate Investments
                                   and Operations

Dennis J. O'Leary (49).........  Senior Vice President--Taxes

Philip S. Sherman (48).........  Senior Vice President--Group Controller

Bruce L. Sokoloff (48).........  Senior Vice President--Administration

Howard E. Steinberg (52).......  Senior Vice President, General Counsel and
                                   Corporate Secretary


James E. Yacobucci (45)........  Senior Vice President--Investments and Director

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     See the information in 'Market and Dividend Information for Common Stock' on page 58 of the Reliance Group Holdings 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Selected Financial Data' on pages 21 and 22 of the Reliance Group Holdings 1996 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Financial Review' on pages 24 through 31 of the Reliance Group Holdings 1996 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 32 through 55 of the Reliance Group Holdings 1996 Annual Report, which information is incorporated herein by reference, are listed in
Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers of the Company is included in
Part I of this report under the caption 'Executive Officers of the Registrant.'

     Information regarding the directors of the Company is incorporated herein by reference from its Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, under the caption 'Proposal 1-- Election of Directors.'

ITEM 11. EXECUTIVE COMPENSATION.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, under the caption 'Executive Compensation,' which information (other than the information under the captions 'Executive Compensation--Report of Compensation Committees of the Board' and 'Executive Compensation--Performance Graph') is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, under the caption 'Security Ownership of Certain Beneficial Owners and Management,' which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1997, under the captions 'Executive Compensation--Compensation Committee Interlocks and Insider Participation' and 'Related Party Transactions,' which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Group Holdings, Inc. and Subsidiaries, which appear on pages 32 through 55 of the Reliance Group Holdings 1996 Annual Report, are incorporated herein by reference.


                                                               PAGE REFERENCE
                                                             -------------------
                                                                           1996
                                                                          ANNUAL
                                                             FORM 10-K    REPORT
                                                             ---------    ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:
  Independent Auditors' Report............................      A-1        56
  Consolidated Financial Statements at December 31, 1996
     and 1995 and for the three years ended December 31,
     1996:
       Statement of Income................................                 32
       Balance Sheet......................................                 33
       Statement of Changes in Shareholders' Equity.......                 34
       Statement of Cash Flows............................                 35
       Notes to Financial Statements (1-16)...............                36-55

    2. FINANCIAL STATEMENT SCHEDULES.

 I  -- Summary of Investments of Insurance Subsidiaries --
       Other Than Investments in Related Parties.............    A-2

 II -- Condensed Financial Information of the Registrant at
        December 31, 1996 and 1995 and for the three years
        ended December 31, 1996:
         Statement of Income.................................    A-3
         Balance Sheet.......................................    A-4
         Statement of Cash Flows.............................    A-5

III -- Supplementary Insurance Information...................    A-6

 IV -- Reinsurance...........................................    A-7

 VI -- Supplemental Information Concerning Property and
        Casualty Insurance Operations........................    A-8

     Pursuant to Rule 1-02(w) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. met the definition of a 'significant subsidiary' in 1996 and 1994. Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

    3. EXHIBITS.


 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.1   Reliance Group Holdings' Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 3(a) to Registration Statement
           No. 2-77043).

     3.2 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22, 1986 incorporated by reference to
           Exhibit 3.2 to Registration Statement No. 33-7493).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.3   Reliance Group Holdings' By-Laws, as amended incorporated by reference to Exhibit 3.3 to Reliance Group Holdings' Annual Report
           on Form 10-K for the year ended December 31, 1991).

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

   +10.4   Employment Agreement between Reliance Group Holdings and Saul P.
           Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 1 to Item 601 of Regulation S-K)
           (incorporated by reference to Exhibit 10.1 to Reliance Group

           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996).

   +10.5   Employment Agreement between Reliance Insurance Company and Saul P.
           Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.7 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1991).

   +10.6   First Amendment, dated as of January 1, 1994, to Employment
           Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit
           10.6 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.7   Second Amendment, dated as of March 31, 1994, to Employment
           Agreement, dated as of January 1, 1992, between Reliance Insurance
           Company and Saul P. Steinberg (incorporated by reference to Exhibit
           10.1 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.8   Employment Agreement between Reliance Insurance Company and Saul P.
           Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 1 to Item 601 of Regulation S-K)
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996).

   +10.9   Employment Agreement between Reliance Group Holdings and Robert M.
           Steinberg, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.9 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

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

   +10.11  Employment Agreement between Reliance Insurance Company and Robert
           M. Steinberg, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Reliance Insurance Company's Annual Report on
           Form 10-K for the year ended December 31, 1993).

   +10.12  First Amendment, dated as of March 31, 1994, to Employment
           Agreement, dated as of January 1, 1994, between Reliance Insurance
           Company and Robert M. Steinberg (incorporated by reference to
           Exhibit 10.2 to Reliance Insurance Company's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1994).

   +10.13  Employment Agreement between Reliance Group Holdings and Bruce L.
           Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996).

   +10.14  1986 Stock Option Plan of Reliance Group Holdings, as amended
           (incorporated by reference to Exhibit 19.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1990).

   +10.15 The 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.16  The Reliance Group Holdings, Inc. 1994 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1994).

   +10.17 The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.18  The 1995 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan (incorporated by reference to Exhibit 10.15 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1995).

   +10.19  The 1996 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan.

   +10.20  The Executive Bonus Plan for James E. Yacobucci, Senior Vice
           President--Investments, of Reliance Group Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.21  Reliance National Risk Specialists 1988 Key Management Incentive

           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1988).

   +10.22  Reliance National Risk Specialists 1992 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

   +10.23  Reliance National Risk Specialists 1993 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.10 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
   +10.24  Reliance National Risk Specialists 1994 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.14 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1994).

   +10.25  Reliance National Risk Specialists 1995 Key Management Incentive
           Plan.

   +10.26  Reliance National Risk Specialists Supplemental Key Management
           Incentive Plan (effective for policy years 1993, 1994 and 1995).

   +10.27  Reliance National Risk Specialists 1996 Key Management Incentive
           Plan.

   +10.28 Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance Company and Dennis Busti
           (incorporated by reference to Exhibit 10.8 to Reliance Insurance
           Company's Annual Report on Form 10-K for the year ended December 31,
           1988).

    10.29  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall
           & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1992).


    10.30  Agreement and Plan of Merger, dated as of July 24, 1992, among
           Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
           (incorporated by reference to Exhibit 2.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1992).

    10.31  Employee Benefit Agreement, dated July 24, 1992, among Reliance
           Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.32 Amendment, dated November 2, 1992, to Exhibit 10.29 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1992).

    10.33  Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc.
           and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    13.1   Reliance Group Holdings 1996 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule.

  **99.1   Annual Report on Form 11-K of Reliance Insurance Company Savings
           Incentive Plan for the year ended December 31, 1996.

------------------
 + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

** To be filed by Amendment.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 21ST DAY OF MARCH, 1997.

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

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------

  SAUL P. STEINBERG     Chairman of the Board,                    March 21, 1997
----------------------
  SAUL P. STEINBERG       Principal Executive Officer
                          and Director

   GEORGE E. BELLO      Principal Accounting                      March 21, 1997
----------------------    Officer and Director
   GEORGE E. BELLO


  LOWELL C. FREIBERG    Principal Financial                       March 21, 1997
----------------------    Officer and Director
  LOWELL C. FREIBERG


   GEORGE R. BAKER      Director                                  March 21, 1997
----------------------
   GEORGE R. BAKER


   DENNIS A. BUSTI      Director                                  March 21, 1997
----------------------
   DENNIS A. BUSTI


  THOMAS P. GERRITY     Director                                  March 21, 1997
----------------------

  THOMAS P. GERRITY

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------
   JEWELL J. MCCABE     Director                                  March 21, 1997
----------------------
   JEWELL J. MCCABE


   IRVING SCHNEIDER     Director                                  March 21, 1997
----------------------
   IRVING SCHNEIDER


 BERNARD L. SCHWARTZ    Director                                  March 21, 1997
----------------------
 BERNARD L. SCHWARTZ


  RICHARD E. SNYDER     Director                                  March 21, 1997
----------------------
  RICHARD E. SNYDER


THOMAS J. STANTON, JR.  Director                                  March 21, 1997
----------------------
THOMAS J. STANTON, JR.


 ROBERT M. STEINBERG    Director                                  March 21, 1997
----------------------
 ROBERT M. STEINBERG


  JAMES E. YACOBUCCI    Director                                  March 21, 1997
----------------------
  JAMES E. YACOBUCCI

Independent Auditors' Report

Board of Directors and Shareholders
Reliance Group Holdings, Inc.
New York, New York

We have audited the consolidated financial statements of Reliance Group Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Group Holdings, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
February 14, 1997

                                                                      SCHEDULE I
                                                                     Item 14(a)2

Reliance Group Holdings, Inc. and Subsidiaries

Summary of Investments of Insurance Subsidiaries - Other Than Investments in Related Parties

December 31, 1996

----------------------------------------------------------------------------------------------------------------------------
                            Column A                                     Column B           Column C            Column D
----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Amount at which
                                                                                                              shown in the
                       Type of investment                                  Cost               Value           balance sheet
----------------------------------------------------------------------------------------------------------------------------
(In thousands)

Fixed maturities available for sale:
  Bonds and notes:

       United States government and government agencies
          and authorities                                             $     704,386      $     702,472       $     702,472
       States, municipalities and political subdivisions                    128,874            132,163             132,163
       Foreign - government                                                  42,955             46,172              46,172
       Foreign - other                                                       96,051            103,976             103,976
       Public utilities                                                     374,404            373,389             373,389
       Convertibles and bonds with warrants attached                         87,625             87,134              87,134
       All other corporate bonds and notes                                  662,385            654,809             654,809
  Redeemable preferred stocks                                               499,249            523,554             523,554
                                                                      --------------     --------------      --------------
                                                                          2,595,929          2,623,669           2,623,669
                                                                      --------------     --------------      --------------
Fixed maturities held for investment:
  Bonds and notes:
       States, municipalities and political subdivisions                      8,382              8,169               8,382
       Foreign - government                                                 145,065            150,622             145,065
       Foreign - other                                                       17,978             20,172              17,978
       Public utilities                                                     355,567            357,377             355,567
       All other corporate bonds and notes                                  148,026            150,059             148,026
  Redeemable preferred stocks                                               112,818            115,339             112,818
                                                                      --------------     --------------      --------------
                                                                            787,836            801,738             787,836
                                                                      --------------     --------------      --------------
Equity securities:
  Common stocks:
       Public utilities                                                       3,333              4,928               4,928
       Banks, trusts and insurance companies                                 24,622             38,284              38,284

       Industrial and other                                                 292,365            556,463             556,463
  Nonredeemable preferred stocks                                            115,733            116,931             116,931
                                                                      --------------     --------------      --------------
                                                                            436,053            716,606             716,606
                                                                      --------------     --------------      --------------
Short-term investments                                                      319,165            319,165             319,165
                                                                      --------------     --------------      --------------
Cash                                                                         36,802             36,802              36,802
                                                                      --------------     --------------      --------------
                                                                                         $   4,497,980
                                                                                         ==============
Mortgage loans(1)                                                            19,506                                 19,506
Investments in real estate(2)                                               263,569                                263,569
                                                                      --------------                         --------------
                                                                      $   4,458,860                          $   4,767,153
                                                                      ==============                         ==============

(1) In the consolidated financial statements, mortgage loans are included in premiums and other receivables.

(2) Excludes investments in real estate held by non-insurance subsidiaries with a cost and carrying value of $23,095,000.

                                                                     SCHEDULE II
                                                                     Item 14(a)2


Reliance Group Holdings, Inc
(Parent Company)

Statement of Income
Year Ended December 31                                                                     1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Dividends from subsidiaries                                                         $   110,000     $   110,000     $   110,000
Interest (including $6,415, $5,543 and $4,392 from subsidiaries)                          7,246           6,153           4,485
                                                                                    ------------    ------------    ------------
                                                                                        117,246         116,153         114,485
                                                                                    ------------    ------------    ------------
Expenses:
Interest (including $21,212, $20,408 and $14,864 to subsidiaries)                        89,220          88,391          82,239
General and administrative                                                               36,081          35,600          37,024
                                                                                    ------------    ------------    ------------
                                                                                        125,301         123,991         119,263
                                                                                    ------------    ------------    ------------
                                                                                         (8,055)         (7,838)         (4,778)
Income tax benefit                                                                       42,488          49,699          35,067
                                                                                    ------------    ------------    ------------
Income before equity in subsidiaries and investee company                                34,433          41,861          30,289
Equity in subsidiaries (net income less dividends received)                               4,866          46,263           4,054
Equity in investee company                                                                8,908           7,792           9,478
Loss on disposal of discontinued operations of investee company                               -          (4,497)              -
                                                                                    ------------    ------------    ------------
Income before extraordinary item                                                         48,207          91,419          43,821
Extraordinary item - early extinguishment of subsidiary debt                                  -          (3,363)              -
                                                                                    ------------    ------------    ------------
Net income                                                                          $    48,207     $    88,056     $    43,821
                                                                                    ============    ============    ============

                                                                     SCHEDULE II
                                                                     Item 14(a)2

Reliance Group Holdings, Inc.
(Parent Company)

Balance Sheet
Assets                                                       December 31                       1996                 1995
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share amount)

Cash                                                                                  $         184        $         187
Investments in subsidiaries                                                               1,576,719            1,582,133
Due from subsidiaries                                                                       101,529               87,218

Excess of cost over fair value of net assets acquired, less
  accumulated amortization                                                                   27,982               29,091
Other assets                                                                                 30,719               28,559
                                                                                      --------------       --------------
                                                                                      $   1,737,133        $   1,727,188
                                                                                      ==============       ==============

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                 $      46,981        $      49,181
Federal income taxes, including deferred taxes                                               87,752               90,410
Debentures                                                                                  650,000              650,000
Due to subsidiaries                                                                         275,720              259,249
                                                                                      --------------       --------------
                                                                                          1,060,453            1,048,840
                                                                                      --------------       --------------
Contingencies and commitments
Shareholders' equity:
     Common stock, par value $.10 per-share, 225,000 shares authorized,
        114,282 and 113,440 shares issued and outstanding                                    11,428               11,344
     Additional paid-in capital                                                             540,465              535,091
     Retained earnings (deficit) (including undistributed net income of
        subsidiaries of $388,426 and $374,652)                                              (50,012)             (61,694)
     Net unrealized gain on investments of subsidiaries                                     198,786              219,356
     Net unrealized loss on foreign currency translation of subsidiaries                    (23,987)             (25,749)
                                                                                      --------------       --------------
                                                                                            676,680              678,348
                                                                                      --------------       --------------
                                                                                      $   1,737,133        $   1,727,188
                                                                                      ==============       ==============

                                                                     SCHEDULE II
                                                                     Item 14(a)2


Reliance Group Holdings, Inc.
(Parent Company)

Statement of Cash Flows
Year Ended December 31                                                                    1996             1995              1994
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
Net income                                                                       $      48,207    $      88,056     $      43,821
Equity in undistributed net income of subsidiaries and investee company                (13,774)         (46,195)          (38,345)
Other-net                                                                               (5,354)           4,583            16,962
                                                                                 --------------   --------------    --------------
                                                                                        29,079           46,444            22,438
                                                                                 --------------   --------------    --------------

Cash flows from investing activities:
Other-net                                                                                 (555)            (290)           (1,388)
                                                                                 --------------   --------------    --------------
                                                                                          (555)            (290)           (1,388)
                                                                                 --------------   --------------    --------------

Cash flows from financing activities:
Increase (decrease) in amounts due to/from subsidiaries-net                              2,160          (11,325)            7,439
Issuance of common stock                                                                 5,838            1,196             7,324
Dividends                                                                              (36,525)         (36,242)          (36,157)
                                                                                 --------------   --------------    --------------
                                                                                       (28,527)         (46,371)          (21,394)
                                                                                 --------------   --------------    --------------
Decrease in cash                                                                            (3)            (217)             (344)
Cash, beginning of year                                                                    187              404               748
                                                                                 --------------   --------------    --------------
Cash, end of year                                                                $         184    $         187     $         404
                                                                                 ==============   ==============    ==============


Supplemental disclosure of non-cash financing activities:

In 1995, investments in subsidiaries and due to subsidiaries were reduced by $41,167,000 to reflect the elimination of intercompany balances of certain dormant subsidiaries. In 1994, non-cash dividends from subsidiaries of $24,813,000 were recorded as a reduction of due to subsidiaries.

                                                                    SCHEDULE III
                                                                     Item 14(a)2


Reliance Group Holdings, Inc. and Subsidiaries

Supplementary Insurance Information

----------------------------------------------------------------------------------------------------------------------------------
           Column A                Column B     Column C      Column D      Column E      Column F      Column G      Column H
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Amortization
                                   Deferred      Unpaid                                                  Policy      of deferred
                                    policy     claims and                                   Net        claims and      policy
                                   acquisition  related       Unearned      Premiums     investment    settlement    acquisition
           Segment                  costs       expenses      premiums       earned        income       expenses       costs
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Year Ended December 31, 1996:

Property and casualty              $215,438    $6,265,420    $1,468,299    $1,800,854      $257,133    $1,350,337      $414,636
Title                                     -       264,838             -       780,157        30,455        61,116             -
                                   ---------   -----------   -----------   -----------   -----------   -----------   -----------
                                   $215,438    $6,530,258    $1,468,299    $2,581,011      $287,588    $1,411,453      $414,636
                                   =========   ===========   ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1995:

Property and casualty              $194,648    $5,859,352    $1,299,465    $1,774,591      $247,343    $1,201,959      $411,979
Title                                     -       240,777             -       671,947        27,946        58,486             -
                                   ---------   -----------   -----------   -----------   -----------   -----------   -----------
                                   $194,648    $6,100,129    $1,299,465    $2,446,538      $275,289    $1,260,445      $411,979
                                   =========   ===========   ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1994:

Property and casualty              $181,938    $5,581,483    $1,288,454    $1,777,318      $232,299    $1,297,093      $387,924
Title                                     -       228,063             -       856,774        26,613        75,867             -
                                   ---------   -----------   -----------   -----------   -----------   -----------   -----------
                                   $181,938    $5,809,546    $1,288,454    $2,634,092      $258,912    $1,372,960      $387,924
                                   =========   ===========   ===========   ===========   ===========   ===========   ===========



---------------------------------------------------------------
                                       Column I      Column J
---------------------------------------------------------------
                                        Other
                                      insurance     Premiums
           Segment                     expenses      written
---------------------------------------------------------------
(In thousands)

Year Ended December 31, 1996:
Property and casualty                   $201,485    $1,846,199
Title                                    711,185    ===========
                                      -----------
                                        $912,670
                                      ===========

Year Ended December 31, 1995:
Property and casualty                   $197,112    $1,779,040
Title                                    629,051    ===========
                                      -----------
                                        $826,163
                                      ===========

Year Ended December 31, 1994:
Property and casualty                   $183,755    $1,764,290
Title                                    776,149    ===========
                                      -----------
                                        $959,904
                                      ===========

                                                                     SCHEDULE IV
                                                                     Item 14(a)2


Reliance Group Holdings, Inc. and Subsidiaries

Reinsurance

----------------------------------------------------------------------------------------------------------------------------------
               Column A                         Column B            Column C          Column D           Column E        Column F
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Ceded             Assumed                           Percentage
                                                                       to               from                             of amount
                                                  Gross              other              other              Net           assumed
                                                 amount            companies          companies           amount         to net
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Year Ended December 31, 1996:
Premiums:

        Property and casualty                $   2,894,096       $   1,449,731      $   356,489       $   1,800,854          19.80%
        Title                                      779,318               1,406            2,245             780,157           0.29
                                             --------------      --------------     ------------      --------------
                                             $   3,673,414       $   1,451,137      $   358,734       $   2,581,011          13.90
                                             ==============      ==============     ============      ==============

Year Ended December 31, 1995:
Premiums:

        Property and casualty                $   2,707,978       $   1,284,023      $   350,636       $   1,774,591          19.76
        Title                                      671,222               1,649            2,374             671,947            .35
                                             --------------      --------------     ------------      --------------
                                             $   3,379,200       $   1,285,672      $   353,010       $   2,446,538          14.43
                                             ==============      ==============     ============      ==============

Year Ended December 31, 1994:
Premiums:

        Property and casualty                $   2,630,549       $   1,198,629      $   345,398       $   1,777,318          19.43
        Title                                      854,679               1,370            3,465             856,774            .40
                                             --------------      --------------     ------------      --------------
                                             $   3,485,228       $   1,199,999      $   348,863       $   2,634,092          13.24
                                             ==============      ==============     ============      ==============

                                                                     SCHEDULE VI
                                                                     Item 14(a)2

Reliance Group Holdings, Inc. and Subsidiaries

Supplemental Information Concerning Property and Casualty Insurance Operations

--------------------------------------------------------------------------------------------------------------
        Column A              Column B    Column C      Column D       Column E      Column F      Column G
--------------------------------------------------------------------------------------------------------------

                                           Unpaid
                              Deferred     claims
       Affiliation            policy         and        Discount                                     Net
          with                acquisition  related      deducted in    Unearned       Earned      investment
       registrant              costs      expenses      column C (a)   premiums      premiums       income
--------------------------------------------------------------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
Year Ended
     December 31, 1996        $215,438    $6,265,420     $229,963     $1,468,299    $1,800,854      $257,133
                              ========    ==========    ==========    ===========   ===========   ===========

Year Ended
     December 31, 1995        $194,648    $5,859,352     $235,664     $1,299,465    $1,774,591      $247,343
                              ========    ==========    ==========    ===========   ===========   ===========

Year Ended
     December 31, 1994        $181,938    $5,581,483     $245,737     $1,288,454    $1,777,318      $232,299
                              ========    ==========    ==========    ===========   ===========   ===========


--------------------------------------------------------------------------------------------------
                                         Column H            Column I      Column J      Column K
--------------------------------------------------------------------------------------------------
                                        Claims and
                                    settlement expenses    Amortization     Paid
                                    incurred related to    of deferred     claims
       Affiliation                -----------------------    policy          and
          with                    current       prior      acquisition    settlement    Premiums
       registrant                   year        years         cost        expenses       written
--------------------------------------------------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
Year Ended
     December 31, 1996           $1,211,672    $138,665      $414,636     $1,225,834    $1,846,199
                                 ===========   =========   ===========    ==========    ==========

Year Ended
     December 31, 1995           $1,163,447     $38,512      $411,979     $1,140,537    $1,779,040
                                 ===========   =========   ===========    ==========    ==========

Year Ended
     December 31, 1994           $1,274,649     $22,444      $387,924     $1,102,499    $1,764,290
                                 ===========   =========   ===========    ==========    ==========

(a) Liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns are discounted to present values using statutory annual rates ranging from 3 1/2% to 6%. Discount shown relates to net liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.1 Reliance Group Holdings' Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-77043).

     3.2 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22, 1986 incorporated by reference to
           Exhibit 3.2 to Registration Statement No. 33-7493).

     3.3 Reliance Group Holdings' By-Laws, as amended incorporated by reference to Exhibit 3.3 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1991).

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

   +10.4 Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 1 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

   +10.5 Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.7 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1991).

   +10.6   First Amendment, dated as of January 1, 1994, to Employment

           Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of January 1, 1992 (incorporated by reference to Exhibit
           10.6 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.7 Second Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1992, between Reliance Insurance Company and Saul P. Steinberg (incorporated by reference to Exhibit
           10.1 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.8 Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 1 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

   +10.9 Employment Agreement between Reliance Group Holdings and Robert M. Steinberg, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.9 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.10 First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Group Holdings and Robert M. Steinberg (incorporated by reference to
           Exhibit 10.3 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.11  Employment Agreement between Reliance Insurance Company and Robert
           M. Steinberg, dated as of January 1, 1994 (incorporated by reference to Exhibit 10.7 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.12 First Amendment, dated as of March 31, 1994, to Employment Agreement, dated as of January 1, 1994, between Reliance Insurance Company and Robert M. Steinberg (incorporated by reference to
           Exhibit 10.2 to Reliance Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

   +10.13 Employment Agreement between Reliance Group Holdings and Bruce L. Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   +10.14 1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit 19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

   +10.15 The 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).


   +10.16 The Reliance Group Holdings, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.17 The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.18 The 1995 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.15 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1995).

   +10.19 The 1996 Amendment to The Reliance Group Holdings, Inc. Executive Bonus Plan.

   +10.20 The Executive Bonus Plan for James E. Yacobucci, Senior Vice President--Investments, of Reliance Group Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.21 Reliance National Risk Specialists 1988 Key Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1988).

   +10.22 Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.23 Reliance National Risk Specialists 1993 Key Management Incentive Plan (incorporated by reference to Exhibit 10.10 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   +10.24 Reliance National Risk Specialists 1994 Key Management Incentive Plan (incorporated by reference to Exhibit 10.14 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   +10.25  Reliance National Risk Specialists 1995 Key Management Incentive
           Plan.

   +10.26 Reliance National Risk Specialists Supplemental Key Management Incentive Plan (effective for policy years 1993, 1994 and 1995).

   +10.27  Reliance National Risk Specialists 1996 Key Management Incentive
           Plan.

   +10.28 Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance Company and Dennis Busti (incorporated by reference to Exhibit 10.8 to Reliance Insurance

           Company's Annual Report on Form 10-K for the year ended December 31,
           1988).

    10.29 Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.30 Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.31 Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.32 Amendment, dated November 2, 1992, to Exhibit 10.29 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

    10.33  Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    13.1   Reliance Group Holdings 1996 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule.

  **99.1 Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended December 31, 1996.

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

** To be filed by Amendment.