Form 10-Q
period 1997-03-31
RELIANCE GROUP HOLDINGS INC
filed 1997-05-14
CIK 356395

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 1, 1997, 114,561,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                  I N D E X




                                                                          Page
                                                                           No.
                                                                          ----

PART I.       FINANCIAL INFORMATION

         Item 1.      Financial Statements

            Consolidated Statement of Income for the Quarters Ended
              March 31, 1997 and 1996 (Unaudited).....................      2

            Consolidated Balance Sheet at March 31, 1997 (Unaudited)
              and December 31, 1996...................................      3

            Consolidated Statement of Changes in Shareholders' Equity
              for the Quarter Ended March 31, 1997 (Unaudited)........      4

            Consolidated Condensed Statement of Cash Flows for the
              Quarters Ended March 31, 1997 and 1996 (Unaudited)......      5

            Notes to Consolidated Financial Statements (Unaudited)....      6

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations....................................      9

PART II.      OTHER INFORMATION, AS APPLICABLE........................     14

SIGNATURES............................................................     15

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


Quarter Ended March 31                                     1997        1996
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues:
Premiums earned....................................      $642,195    $609,867
Net investment income..............................        74,279      70,717
Gain on sales of investments.......................        15,304       4,468
Other..............................................        50,167      38,734
                                                         --------    --------
                                                          781,945     723,786
                                                         --------    --------
Claims and expenses:
Policy claims and settlement expenses..............       319,226     316,707
Policy acquisition costs and other insurance
    expenses.......................................       329,462     305,495
Interest...........................................        22,120      22,257

Other operating expenses...........................        61,105      49,639
                                                         --------    --------

                                                          731,913     694,098
                                                         --------    --------
Income before income taxes and equity in
    investee company...............................        50,032      29,688
Provision for income taxes.........................       (15,700)     (9,200)
Equity in investee company.........................         1,554       2,024
                                                         --------    --------

Income from continuing operations................          35,886      22,512
Litigation settlement of discontinued operation..          (7,500)         -
                                                         --------    --------

Net income ........................................      $ 28,386    $ 22,512
                                                         ========    ========
Per share information:
Income from continuing operations................        $   .30     $   .19
Litigation settlement of discontinued operation..           (.06)          -
                                                         --------    --------

Net income ......................................        $   .24     $   .19
                                                        ========    ========

Weighted average number of common and common
      equivalent shares outstanding................       119,468     117,490



                See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                            March 31                 December 31
ASSETS                                                                                          1997                        1996
===================================================================================================================================
(In thousands, except per share amount)
Marketable securities:

     Fixed maturities held for investment - at amortized cost
        (quoted market $800,493 and $801,738) ....................................       $   803,852                 $   787,836
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,527,711 and $2,595,929) ...............................         2,508,622                   2,623,669
     Equity securities - at quoted market (cost $458,756 and $436,053) ...........           708,575                     716,606
     Short-term investments ......................................................           203,659                     319,165
Cash .............................................................................            44,299                      40,853
Premiums and other receivables ...................................................         1,407,180                   1,250,331
Reinsurance recoverables .........................................................         3,824,298                   3,576,953
Investments in real estate - at cost, less accumulated depreciation ..............           280,746                     286,664
Investment in investee company ...................................................           160,989                     159,157
Deferred policy acquisition costs ................................................           221,814                     215,438
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ...................................................           246,969                     249,464
Other assets .....................................................................           386,054                     364,995
                                                                                         -----------                 -----------

                                                                                         $10,797,057                 $10,591,131
                                                                                         ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================================================================================

Unearned premiums ................................................................       $ 1,640,272                 $ 1,468,299
Unpaid claims and related expenses ...............................................         6,639,520                   6,530,258
Accounts payable and accrued expenses ............................................           520,169                     578,002
Reinsurance ceded premiums payable ...............................................           390,000                     365,412
Federal and foreign income taxes, including deferred taxes .......................            61,155                      70,948
Term loans and short-term debt ...................................................           234,504                     236,167
Debentures and notes .............................................................           665,365                     665,365
                                                                                         -----------                 -----------
                                                                                          10,150,985                   9,914,451
                                                                                         -----------                 -----------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per-share, 225,000
       shares authorized, 114,505 and 114,282 shares
       issued and outstanding ....................................................            11,450                      11,428
     Additional paid-in capital ..................................................           541,357                     540,465
     Retained earnings (deficit) .................................................           (30,786)                    (50,012)

     Net unrealized gain on investments ..........................................           149,428                     198,786
     Net unrealized loss on foreign currency translation .........................           (25,377)                    (23,987)
                                                                                         -----------                 -----------
                                                                                             646,072                     676,680
                                                                                         -----------                 -----------
                                                                                         $10,797,057                 $10,591,131
                                                                                         ===========                 ===========

                See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                           Net
                                                                                                    Unrealized
                                                                                           Net         Loss on
                                                         Additional     Retained    Unrealized         Foreign
                                              Common        Paid-In     Earnings       Gain on        Currency    Shareholders'
                                               Stock        Capital    (Deficit)   Investments     Translation          Equity
==============================================================================================================================
(In thousands, except per share amount)
Balance, January 1, 1997.................    $  11,428   $  540,465    $(50,012)   $   198,786     $  (23,987)    $    676,680

Issuance of common stock.................           22          950                                                        972

Transactions of investee company.........                       (58)                     1,209                           1,151

Net income...............................                                28,386                                         28,386

Dividends ($.08 per share)...............                                (9,160)                                        (9,160)

Depreciation after deferred income
     taxes...............................                                              (50,567)                        (50,567)

Foreign currency translation.............                                                              (1,390)          (1,390)
                                             ---------   ----------    --------    -----------     ----------     ------------
Balance, March 31, 1997..................    $  11,450   $  541,357    $(30,786)   $   149,428     $  (25,377)    $    646,072
                                             =========   ==========    ========    ===========     ==========     ============

                See notes to consolidated financial statements




RELIANCE GROUP HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                       1997        1996
================================================================================
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ................  $(115,775)  $ (84,344)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ................    155,885     263,753
    Equity securities ..................................     52,516      81,805
Maturities and repayments of:
    Fixed maturities available for sale ................     95,702      18,073
    Fixed maturities held for investment ...............      1,070      22,421
Purchases of:
    Fixed maturities available for sale ................   (174,762)   (456,544)
    Fixed maturities held for investment ...............    (20,446)    (21,545)
    Equity securities ..................................    (79,942)   (143,816)
Decrease in short-term investments - net ...............    118,575     313,538
Other - net ............................................    (19,373)     (8,362)
                                                          ---------   ---------
                                                            129,225      69,323
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans .................................     30,000      20,816
Increase (decrease) in short-term debt - net ...........      3,906      (1,908)
Repayments of term loans ...............................    (35,722)    (10,122)
Issuance of common stock ...............................        972       4,751
Dividends ..............................................     (9,160)     (9,127)
                                                          ---------   ---------
                                                            (10,004)      4,410
                                                          ---------   ---------

Increase (decrease) in cash ............................      3,446     (10,611)
Cash, beginning of period ..............................     40,853      52,914
                                                          ---------   ---------

Cash, end of period ....................................  $  44,299   $  42,303
                                                          =========   =========

Supplemental disclosures of cash flow information:

Interest paid ..........................................  $   4,000   $   3,300
                                                          =========   =========

Income taxes paid ......................................  $   1,200   $   1,600
                                                          =========   =========



                See notes to consolidated financial statements





RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1997, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's
Annual Report on Form 10-K for the year ended December 31, 1996.


2.     EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. ("Zenith") was $1.6 million for the quarter ended March 31, 1997 compared to $2.0 million in the corresponding 1996 period.

Summarized financial information for Zenith is as follows:

Quarter Ended March 31                                    1997           1996
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues......................................       $ 146,650      $ 134,548
Income before income taxes....................          10,721         18,914
Net income....................................           7,100         12,400
Net income per share..........................             .40            .70





3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):



                                             Quarter Ended March 31
                          ----------------------------------------------------
                                     1997                         1996
                          ----------------------------------------------------

                              Premium       Premiums      Premiums    Premiums
                              Written        Earned        Written     Earned
                             ---------     ---------     ---------    --------

      Direct............    $  910,488    $  777,480    $  774,655    $ 713,714
      Assumed...........       110,199        83,029        96,495       73,542
      Ceded.............      (513,359)     (400,199)     (395,667)    (347,455)
                            ----------    ----------    ----------    ---------
      Net Premiums......    $  507,328    $  460,310    $  475,483    $ 439,801
                            ==========    ==========    ==========    =========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows
(in thousands):

                                               Quarter Ended March 31
                                            -----------------------------
                                                1997             1996
                                            ------------      -----------


      Gross..........................       $   587,662       $  464,763
      Reinsurance recoveries.........          (277,196)        (162,622)
                                            -----------       ----------

      Net policy claims and
        settlement expenses..........       $   310,466       $  302,141
                                            ===========       ==========



4.   LEGAL PROCEEDINGS OF DISCONTINUED OPERATION

On April 21, 1997, Prometheus Funding Corp., formerly known as Frank B. Hall &
Co. Inc. ("Hall"), agreed to amend the settlement agreement dated June 2, 1989, which is described in note 14 of the Company's 1996 Annual Report, and pursuant to which Hall, subject to court approval, settled the action brought by the Superintendent of Insurance of New York relating to the liquidation of Union
Indemnity Insurance Company of New York, formerly a subsidiary of Hall. In connection with the amendment, (i) Hall agreed to pay an additional $7.5 million, and (ii) certain parties that had filed an objection to the settlement agreement have withdrawn that objection and have agreed to support the settlement. Other objections remain on file. The settlement agreement, as amended, will not become effective until final court approval and there is no assurance that such approval will be obtained.






5.   ADOPTION OF NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, "Earnings per Share." This Statement requires dual presentation of basic and diluted income per share. Basic income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities, such as stock options, were exercised or otherwise converted into common stock. This Statement will be effective for financial statements for periods ending after December 15, 1997 and early application is not permitted.

Pro forma income per share, assuming the Company had adopted this Statement effective January 1, 1996, is as follows:

Quarter Ended March 31                                       1997         1996
-------------------------------------------------------------------------------

Basic income per share:
Income from continuing operations.....................     $  .31       $  .20
Litigation settlement of discontinued operation.......       (.06)           -
                                                           ------       ------
Net income............................................     $  .25       $  .20
                                                           ======       ======
Diluted income per share:
Income from continuing operations.....................     $  .30       $  .19
Litigation settlement of discontinued operation.......       (.06)           -
                                                           ------       ------
Net income............................................     $  .24       $  .19
                                                           ======       ======



RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------


OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $25.9 million ($.22 per share) in the first quarter of 1997 compared to $19.6 million ($.17 per share) in the first quarter of 1996. This increase resulted from greater operating profits in the property and casualty and title insurance operations. Net income in the first quarter of 1997 was $28.4 million ($.24 per share) and includes after-tax gains on sales of investments of $9.9 million ($.08 per share) and a charge of $7.5 million ($.06 per share) for a litigation settlement pertaining to a subsidiary which was discontinued in 1991. (See note 4 to the accompanying unaudited consolidated financial statements for further discussion of this charge). Net income in the first quarter of 1996 was $22.5 million ($.19 per share) which included after-tax gains on sales of investments of $2.9 million ($.02 per share).

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $507.3 million and $460.3 million in the first quarter of 1997 compared to $475.5 million and $439.8 million in the corresponding 1996 period. The increases in net premiums written and earned resulted from growth in both domestic and international operations and reflect increased writings in ocean and inland marine, accident and health and surety lines, as well as premiums generated from the start-up of the Company's non-standard automobile insurance business.

Property and casualty underwriting results remain strong. The combined ratio
(calculated on a GAAP basis), after policyholders' dividends, was 101.1% in the first quarter of 1997 compared to 101.9% in the corresponding 1996 period. The underwriting loss for the first three months of 1997 was $7.1 million compared to $10.1 million in the corresponding 1996 period. The strong underwriting results in 1997 reflect underwriting profits in surety, general liability and workers' compensation lines of business, partially offset by continued underwriting losses in the commercial automobile line.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $66.3 million during the three-month period ending March 31, 1997 from $63.4 million in the corresponding 1996 period. This increase resulted from growth in the size of the fixed maturity investment portfolio.





Gains on sales of investments were $14.3 million in the first quarter of 1997, resulting from sales of equity securities and fixed maturity investments available for sale, compared to $4.0 million in the corresponding 1996 period.

TITLE INSURANCE OPERATIONS

Premiums and fees increased in the first quarter of 1997 to $181.9 million from $170.1 million in the corresponding quarter of 1996. The growth in premiums and fees resulted from higher agency revenues reflecting the strong market conditions that existed in the latter half of 1996. In addition, commercial title insurance revenues increased in the first three months of 1997 when compared to the corresponding 1996 period.


Agency commissions were $84.3 million during the three-month period ended March
31, 1997 compared to $75.8 million in the corresponding 1996 period. Other expenses were $90.4 million in the first quarter of 1997 compared to $83.8 million in the corresponding 1996 period, and the expense ratio of the title insurance operations (which includes agency commissions) was 95.5% in the first quarter of 1997 compared to 93.0% in the corresponding 1996 period. The expense ratios are generally at their highest during the first quarter as title insurance revenues are at a seasonal low point. The provision for policy claims was $8.8 million in the first quarter of 1997 compared to $14.6 million in the corresponding 1996 period. The title insurance operations have benefitted from favorable claims experience in recent years, a trend which is expected to continue.

INVESTMENT PORTFOLIO

At March 31, 1997, the Company's investment portfolio aggregated $4.04 billion
(at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities
(those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1997, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $470.1 million (13% of the fixed income portfolio) and $100.9 million (3% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.




OTHER OPERATIONS

RCG International Inc. ("RCG"), a subsidiary of the Company, primarily provides technical services in the information technology industry. Information technology revenues were $38.4 million in the first quarter of 1997 compared to $30.3 million in the first quarter of 1996. The increase in revenues resulted from increased assignments from existing and new clients. Information technology operating expenses were $38.4 million in the first quarter of 1997 compared to $29.4 million in the corresponding 1996 period. The increase in operating expenses reflect higher selling, recruiting and administrative costs associated with building the infrastructure of the information technology operations. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of income.

At March 31, 1997, the Company's real estate operations had holdings with a carrying value of $280.7 million, which includes nine shopping centers with an aggregate carrying value of $118.9 million, office buildings and other commercial properties, with an aggregate carrying value of $99.1 million, and undeveloped land with a carrying value of $62.7 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $1.6 million in the first quarter of 1997 compared to $2.0 million in the corresponding 1996 period, from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The decline in investee company income resulted from increased underwriting losses in Zenith's workers' compensation business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $29.8 million for the three months ended March 31, 1997. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where
Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania
Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.



Total common stock dividends paid by Reliance Insurance Company during the first three months of 1997 were $35.7 million. During 1997, $118.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the three months ended March 31, 1997, Reliance
Insurance Company utilized $84.5 million of cash flow for operating activities.
Cash flow from operating activities is traditionally low during the first quarter of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 1997, Reliance Insurance Company had $244.9 million of cash and short-term investments.

For the three months ended March 31, 1997, the Company utilized $115.8 million of cash flow for operating activities compared to $84.3 million in the corresponding 1996 period. The decline in operating cash flow reflects higher payments for property and casualty policy claims and related expenses and lower levels of operating cash flow from the title insurance operations.

The Company generated $129.2 million of cash flow from investing activities for the three months ended March 31, 1997 compared to $69.3 million in the corresponding 1996 period. Net sales of marketable securities generated $148.6 million of cash flow in 1997 compared to $77.7 million in the corresponding 1996 period.

For the three months ended March 31, 1997, the Company used $10.0 million of cash flow for financing activities, principally for the payment of dividends.
The Company generated $4.4 million of cash flow from financing activities for the three months ended March 31, 1996, primarily from term loan borrowings. On
May 9, 1997, Reliance Financial Services Corporation ("Reliance Financial") announced it would redeem all of its outstanding 7.866% senior reset notes, due
December 1, 2000. The redemption price will be 100% of the principal amount of such notes plus interest from June 1, 1997 to the July 8, 1997 redemption date. The outstanding principal amount of such notes is $25 million, including
$9.6 million held by Reliance Insurance Company.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At March 31, 1997, borrowings aggregating $32 million were outstanding under this facility.



The provisions of certain of the Company's notes and debentures contain limitations on the payment of dividends to shareholders, including maintaining a minimum fixed charge coverage ratio. At May 6, 1997, the Company could pay up to $32.3 million in dividends without violating the most restrictive provisions.
The Company's dividend paying capacity will increase to the extent that 50% of the Company's cumulative net income (as defined) exceeds cumulative restricted payments (primarily dividends). The Company does not expect to change its dividend payment practices in the foreseeable future.

A subsidiary of Reliance Insurance Company, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At March 31, 1997, the partnership's total outstanding debt was $174.6 million. As of March 31, 1997, Reliance Financial guaranteed $38 million of the partnership's outstanding debt which matures on June 30, 1997.
The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company. Reliance Financial receives a fee of .5%

per annum on the average outstanding debt covered by the guarantee. The Company has issued a line of credit to the partnership in the amount of $13 million.
Borrowings under the line of credit mature on June 30, 2005 and bear a fixed interest rate of 10%. At March 31, 1997, borrowings of $12.4 million were outstanding under the line of credit.

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





RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              10.1  Amendment No. 1 , dated April 21, 1997, to the Settlement
                    Agreement and Release, dated June 2, 1989, between James P.
                    Corcoran, Superintendent of Insurance of the State of New
                    York, as Liquidator of Union Indemnity Insurance Company of New York, Inc., and Frank B. Hall & Co. Inc. (now known as Prometheus Funding Corp.)

 .             27.   Financial Data Schedule.

     (b)      Reports on Form 8-K.


              No reports on Form 8-K were filed during the quarter ended March
              31, 1997.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RELIANCE GROUP HOLDINGS, INC.
                                ---------------------------------
                                (Registrant)



Date:    May 13, 1997            /s/ George E. Bello
                                 ---------------------------------
                                 George E. Bello
                                 Executive Vice President and Controller
                                 (Chief Accounting Officer)



                                     -15-

