Form 10-Q
period 1997-06-30
RELIANCE GROUP HOLDINGS INC
filed 1997-08-14
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ To ______________

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

As of August 1, 1997, 114,709,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                                                            Page
                                                                                                             No.
                                                                                                            ----

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Statement of Operations for the Quarters and Six-Month
              Periods Ended June 30, 1997 and 1996 (Unaudited)..........................................       2

         Consolidated Balance Sheet at June 30, 1997 (Unaudited) and
              December 31, 1996.........................................................................       3

         Consolidated Statement of Changes in Shareholders' Equity for the
              Six-Month Period Ended June 30, 1997 (Unaudited)..........................................       4

         Consolidated Condensed Statement of Cash Flows for the Six-Month
              Periods Ended June 30, 1997 and 1996 (Unaudited)..........................................       5

         Notes to Consolidated Financial Statements (Unaudited).........................................       6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................       9

PART II.      OTHER INFORMATION, AS APPLICABLE..........................................................      14

SIGNATURES..............................................................................................      16

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                           Quarter Ended                     Six Months Ended
                                                                              June 30                            June 30
                                                                       1997             1996              1997              1996
                                                                    ---------       -----------       -----------       -----------
===================================================================================================================================
(In thousands, except per share amounts)

Revenues:
Premiums earned ..............................................      $ 689,929       $   636,752       $ 1,332,124       $ 1,246,619
Net investment income ........................................         70,644            70,443           144,923           141,160
Gain on sales of investments .................................         13,431            18,936            28,735            23,404
Other ........................................................         65,558            41,765           115,725            80,499
                                                                    ---------       -----------       -----------       -----------

                                                                      839,562           767,896         1,621,507         1,491,682
                                                                    ---------       -----------       -----------       -----------
Claims and expenses:
Policy claims and settlement expenses ........................        326,036           440,360           645,262           757,067
Policy acquisition costs and other insurance expenses ........        359,666           334,695           689,128           640,190
Interest .....................................................         22,106            22,015            44,226            44,272
Other operating expenses .....................................         76,742            52,339           137,847           101,978
                                                                    ---------       -----------       -----------       -----------

                                                                      784,550           849,409         1,516,463         1,543,507
                                                                    ---------       -----------       -----------       -----------
Income (loss) before income taxes and equity
    in investee company ......................................         55,012           (81,513)          105,044           (51,825)
Income tax (provision) benefit ...............................        (17,800)           30,900           (33,500)           21,700
Equity in investee company ...................................          2,350             2,912             3,904             4,936
                                                                    ---------       -----------       -----------       -----------

Income (loss) from continuing operations .....................         39,562           (47,701)           75,448           (25,189)
Litigation settlement of discontinued operation ..............             --                --            (7,500)               --
                                                                    ---------       -----------       -----------       -----------

Net income (loss) ............................................      $  39,562       $   (47,701)      $    67,948       $   (25,189)
                                                                    =========       ===========       ===========       ===========

Per share information:
Income (loss) from continuing operations .....................      $     .33       $      (.41)      $       .63       $      (.21)
Litigation settlement of discontinued operation ..............             --                --              (.06)               --
                                                                    ---------       -----------       -----------       -----------

Net income (loss) ............................................      $     .33       $      (.41)      $       .57       $      (.21)
                                                                    =========       ===========       ===========       ===========


Weighted average number of common and common
      equivalent shares outstanding ..........................        120,172           117,610           119,844           117,552

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     June 30     December 31
ASSETS                                                                  1997            1996
============================================================================================
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $814,335 and $801,738) ...............   $    802,585    $    787,836
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,558,810 and $2,595,929) ..........      2,588,352       2,623,669
     Equity securities - at quoted market (cost $420,989
        and $436,053) .......................................        719,923         716,606
     Short-term investments .................................        174,430         319,165
Cash ........................................................         46,807          40,853
Premiums and other receivables ..............................      1,438,063       1,250,331
Reinsurance recoverables ....................................      3,944,321       3,576,953
Investments in real estate - at cost, less accumulated
     depreciation ...........................................        273,372         286,664
Investment in investee company ..............................        160,558         159,157
Deferred policy acquisition costs ...........................        230,643         215,438
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ..............................        244,474         249,464
Other assets ................................................        433,811         364,995
                                                                ------------    ------------

                                                                $ 11,057,339    $ 10,591,131
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
============================================================================================

Unearned premiums ...........................................   $  1,659,426    $  1,468,299
Unpaid claims and related expenses ..........................      6,738,987       6,530,258
Accounts payable and accrued expenses .......................        526,026         578,002
Reinsurance ceded premiums payable ..........................        384,388         365,412
Federal and foreign income taxes, including deferred taxes ..        104,203          70,948
Term loans and short-term debt ..............................        239,542         236,167
Debentures and notes ........................................        665,365         665,365
                                                                ------------    ------------

                                                                  10,317,937       9,914,451
                                                                ------------    ------------

Contingencies and commitments

Shareholders' equity:

     Common stock, par value $.10 per share, 225,000
       shares authorized, 114,703 and 114,282 shares
       issued and outstanding ...............................         11,470          11,428
     Additional paid-in capital .............................        542,717         540,465
     Retained earnings (deficit) ............................           (400)        (50,012)
     Net unrealized gain on investments .....................        211,549         198,786
     Net unrealized loss on foreign currency translation ....        (25,934)        (23,987)
                                                                ------------    ------------

                                                                     739,402         676,680
                                                                ------------    ------------

                                                                $ 11,057,339    $ 10,591,131
                                                                ============    ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       Net
                                                                                                Unrealized
                                                                                        Net        Loss on
                                                      Additional    Retained     Unrealized        Foreign
                                             Common      Paid-In    Earnings        Gain on       Currency    Shareholders'
                                              Stock      Capital   (Deficit)    Investments    Translation           Equity
===========================================================================================================================
(In thousands, except per share amount)

Balance, January 1, 1997 ................   $11,428   $  540,465   $ (50,012)   $   198,786    $   (23,987)   $     676,680

Issuance of common stock ................        42        1,738                                                      1,780

Transactions of investee
     company ............................                    514                       (479)                             35

Net income ..............................                             67,948                                         67,948

Dividends ($.16 per share) ..............                            (18,336)                                       (18,336)

Appreciation after deferred
     income taxes .......................                                            13,242                          13,242

Foreign currency translation ............                                                           (1,947)          (1,947)
                                            -------   ----------   ---------    -----------    -----------    -------------

Balance, June 30, 1997 ..................   $11,470   $  542,717   $    (400)   $   211,549    $   (25,934)   $     739,402
                                            =======   ==========   =========    ===========    ===========    =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                1997         1996
===============================================================================
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ..........   $(139,881)   $ (72,582)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..........     273,195      526,810
    Equity securities ............................     176,519      214,307
Maturities and repayments of:
    Fixed maturities available for sale ..........     152,203       45,317
    Fixed maturities held for investment .........      15,298       24,790
Purchases of:
    Fixed maturities available for sale ..........    (372,552)    (724,354)
    Fixed maturities held for investment .........     (31,568)     (42,976)
    Equity securities ............................    (143,772)    (202,061)
Decrease in short-term investments - net .........     149,092      250,256
Other - net ......................................     (58,679)     (34,300)
                                                     ---------    ---------

                                                       159,736       57,789
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ...........................      40,000       30,894
Increase (decrease) in short-term debt - net .....       3,390       (3,606)
Repayments of term loans .........................     (40,735)     (10,241)
Issuance of common stock .........................       1,780        4,932
Dividends ........................................     (18,336)     (18,253)
                                                     ---------    ---------

                                                       (13,901)       3,726
                                                     ---------    ---------

Increase (decrease) in cash ......................       5,954      (11,067)
Cash, beginning of period ........................      40,853       52,914
                                                     ---------    ---------

Cash, end of period ..............................   $  46,807    $  41,847
                                                     =========    =========

Supplemental disclosures of cash flow information:

Interest paid ....................................   $  37,500    $  38,100
                                                     =========    =========

Income taxes paid ................................   $  12,500    $   2,900

                                                     =========    =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1997, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.4 million and $3.9 million for the second quarter and first six months of 1997 compared to $2.9 million and $4.9 million in the corresponding 1996 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

     Six Months Ended June 30                          1997         1996
     ---------------------------------------------------------------------------
     (In thousands, except per share amounts)

      Revenues .................................     $299,057     $268,227
      Income from continuing operations
         before income taxes ...................       22,943       35,065
      Net income ...............................       15,000       23,100
      Net income per share .....................          .84         1.30

3. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):


                                                       Six Months Ended June 30
                                       --------------------------------------------------------
                                                   1997                         1996
                                       --------------------------------------------------------
                                          Premiums       Premiums       Premiums       Premiums
                                           Written         Earned        Written         Earned
                                       -----------    -----------    -----------    -----------

      Direct .......................   $ 1,705,811    $ 1,573,762    $ 1,464,406    $ 1,394,503
      Assumed ......................       230,121        183,815        181,028        163,302
      Ceded ........................      (916,135)      (812,156)      (730,179)      (678,993)
                                       -----------    -----------    -----------    -----------

      Net Premiums .................   $ 1,019,797    $   945,421    $   915,255    $   878,812
                                       ===========    ===========    ===========    ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                          Six Months Ended
                                                                              June 30
                                                                     --------------------------
                                                                         1997          1996
                                                                     -----------    -----------

      Gross ......................................................   $ 1,163,635    $ 1,120,321
      Reinsurance recoveries .....................................      (537,118)      (395,067)
                                                                     -----------    -----------

      Net policy claims and settlement expenses ..................   $   626,517    $   725,254
                                                                     ===========    ===========

For the six months ended June 30, 1996, gross policy claims and settlement expenses included a charge of $134.5 million and net policy claims and settlement expenses included a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

4. LEGAL PROCEEDINGS OF DISCONTINUED OPERATION

On June 13, 1997, a Judgment was entered dismissing the claims asserted by the Superintendent of Insurance of New York against Frank B. Hall & Co. Inc. ("Hall") and the other Hall defendants in the action described in note 14 of the Company's 1996 Annual Report. The Judgment approves the amended settlement agreement described in note 4 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1997. In connection with the amended settlement agreement, the Company recorded a charge of $7.5 million in the first six months of 1997 which was classified as a charge pertaining to a discontinued operation.

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

Pro forma income per share, assuming the Company had adopted the Statement effective January 1, 1996, is as follows:

                                                           Quarter Ended    Six Months Ended
                                                              June 30           June 30
                                                            1997    1996     1997      1996
                                                           -----   -----    ------    ------
-----------------------------------------------------------------------------------------

      Basic income (loss) per share:
      Income (loss) from continuing operations .........   $ .35   $(.42)   $  .66    $ (.22)
      Litigation settlement of discontinued operation...      --      --      (.07)       --
                                                           -----   -----    ------    ------

      Net income (loss) ................................   $ .35   $(.42)   $  .59    $ (.22)
                                                           =====   =====    ======    ======

      Diluted income (loss) per share:
      Income (loss) from continuing operations .........   $ .33   $(.42)   $  .63    $ (.22)
      Litigation settlement of discontinued operation...      --      --      (.06)       --
                                                           -----   -----    ------    ------

      Net income (loss) ................................   $ .33   $(.42)   $  .57    $ (.22)
                                                           =====   =====    ======    ======

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $30.8 million ($.26 per share) and $56.8 million ($.47 per share) in the second quarter and first six months of 1997, compared to operating losses of $60.0 million ($.51 per share) and $40.4 million ($.34 per share) in the corresponding 1996 periods. The 1996 losses resulted from a second quarter after-tax charge of $87.1 million ($.74 per share) to increase property and casualty net loss reserves for asbestos-related and environmental pollution claims. Excluding the effects of this charge, income from operations was $27.1 million ($.23 per share) and $46.7 million ($.40 per share) in the quarter and six months ended June 30, 1996. The improved results in 1997, when compared to 1996 and excluding the effects of the $87.1 million charge to strengthen net loss reserves, reflect increased operating profits in the title insurance operations.

Net income was $39.6 million ($.33 per share) and $67.9 million ($.57 per share) in the three months and six months ended June 30, 1997 which includes after-tax gains on sales of investments of $8.7 million ($.07 per share) and $18.7 million ($.16 per share), respectively. Net income for the first six months of 1997 also includes a charge of $7.5 million ($.06 per share) for a litigation settlement pertaining to a subsidiary which was discontinued in 1991. (See note 4 to the accompanying unaudited consolidated financial statements). The net losses were $47.7 million ($.41 per share) and $25.2 million ($.21 per share) in the second quarter and first six months of 1996 which included after-tax gains on sales of investments of $12.3 million ($.10 per share) and $15.2 million ($.13 per share), respectively.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and six months ended June 30, 1997 increased to $512.5 million and $1.02 billion from $439.8 million and $915.3 million in the corresponding 1996 periods. Net premiums earned in the quarter and six months ended June 30, 1997 likewise increased to $485.1 million and $945.4 million from $439.0 million and $878.8 million in the corresponding 1996 periods. These increases in premiums written and premiums earned resulted from growth in both domestic and international operations, and reflect increased writings in workers' compensation, ocean and inland marine, general liability, surety and accident and health lines, as well as premiums generated from the start-up of the Company's non-standard automobile insurance business.

Underwriting losses for the second quarter and first six months of 1997 were $6.7 million and $13.8 million and the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 100.6% and 100.9%. The strong underwriting results in 1997 reflect continued underwriting profits in surety, workers' compensation, general liability and ocean and inland marine lines of business. Underwriting losses for the second quarter and first six months of 1996 were $140.7 million and $150.8 million, and the combined ratios were 131.6% and 116.8%. Included in the 1996 underwriting results is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. Excluding the effects of this pretax charge, underwriting losses were $6.7 million and $16.8 million in the second quarter and first six months of 1996 and the combined ratios were 101.1% and 101.6%.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations was $62.8 million and $129.2 million in the three-month and six-month periods ended June 30,1997 compared to $63.0 million and $126.3 million in the corresponding 1996 periods. The changes in net investment income in 1997, when compared to the prior year, reflects growth in the size of the fixed maturity investment portfolio which, in the second quarter of 1997, was offset by the effects of lower interest rates.

Gains on sales of investments were $13.3 million and $27.6 million in the second quarter and first six months of 1997 compared to $19.9 million and $23.8 million in the corresponding 1996 periods. These gains primarily resulted from sales of equity securities.

TITLE INSURANCE OPERATIONS

Premiums and fees in the second quarter and first six months of 1997 were $204.8 million and $386.7 million compared to $197.7 million and $367.8 million in the corresponding 1996 periods. The increase in premiums and fees in 1997 reflect the continued strong residential resale markets and commercial real estate markets.

Agency commissions in the second quarter and first six months of 1997 were $86.2 million and $170.4 million compared to $88.7 million and $164.5 million in the corresponding 1996 periods. Other expenses increased to $100.0 million and $190.4 million in the second quarter and first half of 1997 from $90.9 million and $174.7 million in the corresponding 1996 periods reflecting increased employee compensation expense due to the higher levels of business activity. The expense ratios of the title insurance operations (which includes agent commissions) were 90.4% and 92.8% in the second quarter and first six months of 1997 compared to 90.2% and 91.5% in the corresponding 1996 periods. The provision for claim losses was $10.0 million and $18.7 million in the second quarter and first six months of 1997 compared to $17.2 million and $31.8 million in the corresponding 1996 periods. The title insurance operations have benefitted from favorable paid claims experience in recent years, a trend which is expected to continue.

INVESTMENT PORTFOLIO

At June 30, 1997, the Company's investment portfolio aggregated $4.0 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1997, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $457.4 million (13% of the fixed income portfolio) and $142.8 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, primarily provides technical services in the information technology industry. Information technology revenues increased to $46.4 million and $84.8 million in the second quarter and first six months of 1997 from $32.9 million and $63.2 million in the corresponding 1996 periods resulting from increased assignments from existing and new clients. Information technology operating expenses were $46.3 million and $84.7 million in the second quarter and first six months of 1997 compared to $32.0 million and $61.3 million in the corresponding 1996 periods. The increase in operating expenses resulted from higher employee compensation expense associated with the increased revenues and higher selling, recruiting and administrative costs associated with building the infrastructure of the information technology operations. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of operations.

At June 30, 1997, the Company's real estate operations had holdings with a carrying value of $273.4 million, which includes nine shopping centers with an aggregate carrying value of $117.6 million, office buildings and other commercial properties, with an aggregate carrying value of $92.8 million, and undeveloped land with a carrying value of $63.0 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.4 million and $3.9 million in the three-month and six-month periods ending June 30, 1997 compared to $2.9 million and $4.9 million in the corresponding 1996 periods from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The decline in investee company income reflects increased underwriting losses by Zenith.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These payments aggregated $72.7 million for the six months ended June 30, 1997. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

Total common stock dividends paid by Reliance Insurance Company during the first six months of 1997 were $58.9 million. During 1997, $118.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the six months ended June 30, 1997, Reliance Insurance Company utilized $88.5 million of cash flow for operating activities. Operating cash flow is traditionally low during the first half of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for timely payment of claims and other operating requirements. At June 30, 1997, Reliance Insurance Company had $215.1 million of cash and short-term investments.

For the six months ended June 30, 1997, the Company utilized $139.9 million of cash flow for operating activities compared to $72.6 million in the corresponding 1996 period. The decline in operating cash flow reflects higher payments for property and casualty policy claims and related expenses and lower levels of operating cash flow from the title insurance operations.

The Company generated $159.7 million of cash flow from investing activities for the six months ended June 30, 1997 compared to $57.8 million in the corresponding 1996 period.

Net sales of marketable securities generated $218.4 million of cash flow in 1997 compared to $92.1 million in the corresponding 1996 period.

For the six months ended June 30, 1997, the Company used $13.9 million of cash flow for financing activities, principally for the payment of dividends. The Company generated $3.7 million of cash flow from financing activities for the six months ended June 30, 1996, primarily from term loan borrowings. On July 8, 1997, the Company increased term loan borrowings by $25 million to $187.5 million. The additional borrowings were used to redeem all outstanding 7.866% senior reset notes, due December 1, 2000. The outstanding principal amount of such notes was $25 million, including $9.6 million held by Reliance Insurance Company. The redemption price was 100% of the principal amount of such notes plus interest from June 1, 1997 to the redemption date.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At June 30, 1997, borrowings aggregating $35 million were outstanding under this facility.

Certain current and former senior executives of the Company are limited partners in a partnership which owns various real estate properties. The general partner of the partnership was, until late June 1997, an indirect subsidiary of Reliance Insurance Company. At June 15, 1997, the partnership's total outstanding debt was $174.6 million, including $12.7 million borrowed from the Company under a line of credit. As of June 15, 1997, $38 million of that indebtedness was guaranteed by Reliance Financial. In June 1997, the capital stock of the indirect subsidiary was reclassified, investors unaffiliated with the Company acquired all of its common stock and Reliance Insurance Company acquired $27.6 million face amount of its preferred stock. Subsequently, the former indirect subsidiary sold to Reliance Insurance Company $11 million in aggregate principal amount of senior notes and to the Company $18 million in aggregate principal amount of subordinated notes, the line of credit from the Company to the partnership was repaid in full and the Reliance Financial guarantee was terminated.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 8, 1997, at the annual meeting of stockholders of the Company, the stockholders elected the thirteen directors set forth below and voted upon and authorized the adoption by the Company of the Reliance Group Holdings, Inc. 1997 Stock Option Plan and Employee Stock Purchase Plan. The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes (where applicable), were as follows:

        Proposal - Election of Directors:

                                             For             Withheld
                                         -----------        ---------
        Saul P. Steinberg                108,646,089          730,637
        Robert M. Steinberg              108,696,772          679,954
        George R. Baker                  108,688,771          687,955
        George E. Bello                  108,704,728          671,998
        Dennis A. Busti                  108,704,743          671,983
        Lowell C. Freiberg               108,694,715          682,011
        Dr. Thomas P. Gerrity            108,695,352          681,374
        Jewell Jackson McCabe            108,691,252          685,474
        Irving Schneider                 102,331,525        7,045,201
        Bernard L. Schwartz              108,691,936          684,790
        Richard E. Snyder                108,705,301          671,425
        Thomas J. Stanton, Jr.           108,700,375          676,351
        James E. Yacobucci               108,700,870          675,856

        Proposal - Approval of the Reliance Group Holdings, Inc. 1997 Stock Option Plan

        For:                              81,025,909
        Against:                          16,751,682
        Abstain:                             275,816
        Broker Non-Votes:                 11,323,319

        Proposal - Approval of the Reliance Group Holdings, Inc. Employee Stock Purchase Plan

        For:                              96,570,142
        Against:                           1,222,447
        Abstain:                             260,819
        Broker Non-Votes:                 11,323,318

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             10.1 Reliance Group Holdings, Inc. Employee Stock Purchase Plan

             10.2 Reliance Group Holdings, Inc. 1997 Stock Option Plan

             27. Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        ---------------------------------------
                                        (Registrant)

Date: August 14, 1997                   /s/ George E. Bello
      ---------------                   -------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)