Form 10-Q
period 1997-09-30
RELIANCE GROUP HOLDINGS INC
filed 1997-11-14
CIK 356395

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
(Mark One)                  WASHINGTON, D.C. 20549
     X
----------       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

                                      OR

-------------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From            To
                                           ----------    ----------
                        Commission File Number 1-8278

                        RELIANCE GROUP HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   13-3082071
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification No.)


         Park Avenue Plaza
        55 East 52nd Street
         New York, New York                               10055
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 909-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

As of November 1, 1997, 114,817,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                  I N D E X
                                  ---------

                                                                        Page
                                                                         No.
                                                                         ---
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated Statement of Income for the Quarters and Nine-Month
   Periods Ended September 30, 1997 and 1996 (Unaudited)..............     2

  Consolidated Balance Sheet at September 30, 1997 (Unaudited) and
   December 31, 1996..................................................     3

  Consolidated Statement of Changes in Shareholders' Equity for the
   Nine-Month Period Ended September 30, 1997 (Unaudited).............     4

  Consolidated Condensed Statement of Cash Flows for the Nine-Month
   Periods Ended September 30, 1997 and 1996 (Unaudited)..............     5

  Notes to Consolidated Financial Statements (Unaudited)..............     6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     9


PART II. OTHER INFORMATION, AS APPLICABLE.............................    14

SIGNATURES............................................................    15

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                      Quarter Ended                      Nine Months Ended
                                                                      September 30                         September 30
                                                                 1997              1996              1997               1996
                                                                 ----              ----              ----               ----
(In thousands, except per share amounts)

Revenues:
Premiums earned.......................................      $   702,703        $   661,980        $ 2,034,827        $ 1,908,599
Net investment income.................................           73,571             72,040            218,494            213,200
Gain on sales of investments..........................           36,070             16,542             64,805             39,946
Other.................................................           68,901             43,548            184,626            124,047
                                                            -----------        -----------        -----------        -----------

                                                                881,245            794,110          2,502,752          2,285,792
                                                            -----------        -----------        -----------        -----------
Claims and expenses:
Policy claims and settlement expenses.................          308,885            326,612            954,147          1,083,679
Policy acquisition costs and other insurance expenses.          387,266            339,531          1,076,394            979,721
Interest..............................................           22,239             22,167             66,465             66,439
Other operating expenses..............................           81,506             54,837            219,353            156,815
                                                            -----------        -----------        -----------         ----------

                                                                799,896            743,147          2,316,359          2,286,654
                                                            -----------        -----------        -----------          ---------
Income (loss) before income taxes and equity
    in investee company..............................            81,349             50,963            186,393               (862)
Income tax (provision) benefit.......................           (26,600)           (15,800)           (60,100)             5,900
Equity in investee company...........................             2,567              2,488              6,471              7,424
                                                            -----------        -----------        -----------          ---------

Income from continuing operations....................            57,316             37,651            132,764             12,462
Litigation settlement of discontinued operation......                --                 --             (7,500)                --
                                                            -----------        -----------        -----------          ---------

Net income...........................................       $    57,316        $    37,651        $   125,264         $   12,462
                                                            ===========        ===========        ===========         ==========

Per share information:
Income from continuing operations....................       $       .47        $       .32        $      1.10         $      .11
Litigation settlement of discontinued operation......                --                 --               (.06)                --
                                                            -----------        -----------        -----------         ----------

Net income...........................................       $       .47        $       .32        $      1.04         $      .11
                                                            ===========        ===========        ===========         ==========

Weighted average number of common and common
     equivalent  shares outstanding..................           120,757            117,355            120,188            117,487


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                    September 30   December 31
                                                        1997          1996
                                                    -------------  -----------

ASSETS
(In thousands, except per share amount)

Marketable securities:
  Fixed maturities held for investment - at
    amortized cost (quoted market $808,172 and
    $801,738).....................................  $    781,037   $    787,836
  Fixed maturities available for sale - at
    quoted market (amortized cost $2,588,426
    and $2,595,929)...............................     2,682,383      2,623,669
  Equity securities - at quoted market
    (cost $382,739 and $436,053)..................       782,767        716,606
  Short-term investments .........................       248,775        319,165
Cash..............................................        70,925         40,853
Premiums and other receivables....................     1,452,655      1,250,331
Reinsurance recoverables..........................     4,152,543      3,576,953
Investments in real estate - at cost, less
  accumulated depreciation........................       257,734        286,664
Investment in investee company....................       164,501        159,157
Deferred policy acquisition costs.................       238,225        215,438
Excess of cost over fair value of net assets
  acquired, less accumulated amortization.........       241,979        249,464
Other assets......................................       484,375        364,995
                                                    -------------  -------------
                                                    $ 11,557,899   $ 10,591,131
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums.................................  $  1,644,388   $  1,468,299
Unpaid claims and related expenses................     6,960,253      6,530,258
Accounts payable and accrued expenses.............       591,666        578,002
Reinsurance ceded premiums payable ...............       392,363        365,412
Federal and foreign income taxes, including
  deferred taxes..................................       173,279         70,948
Term loans and short-term debt....................       249,084        236,167
Debentures and notes..............................       650,000        665,365
                                                    -------------  -------------
                                                      10,661,033      9,914,451
                                                    -------------  -------------

Contingencies and commitments


Shareholders' equity:
  Common stock, par value $.10 per share,
    225,000 shares authorized, 114,814 and
    114,282 shares issued and outstanding.........        11,481         11,428
  Additional paid-in capital......................       542,984        540,465
  Retained earnings (deficit).....................        47,734        (50,012)
  Net unrealized gain on investments..............       320,982        198,786
  Net unrealized loss on foreign currency
    translation...................................       (26,315)       (23,987)
                                                    -------------  -------------
                                                         896,866        676,680
                                                    -------------  -------------
                                                    $ 11,557,899   $ 10,591,131
                                                    =============  =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                            Net
                                                                                                     Unrealized
                                                                                            Net         Loss on
                                                       Additional      Retained      Unrealized         Foreign
                                            Common        Paid-In      Earnings         Gain on        Currency      Shareholders'
                                             Stock        Capital     (Deficit)     Investments     Translation             Equity
                                            ------     ----------     ---------     -----------     -----------      -------------

(In thousands, except per share amount)
Balance, January 1, 1997..............    $ 11,428      $ 540,465    $ (50,012)       $ 198,786      $ (23,987)        $ 676,680

Issuance of common stock..............          53          2,204                                                          2,257

Transactions of investee
     company.........................                         315                         1,231                            1,546

Net income...........................                                  125,264                                           125,264

Dividends ($.24 per share)...........                                  (27,518)                                          (27,518)

Appreciation after deferred
     income taxes....................                                                   120,965                          120,965

Foreign currency translation.........                                                                   (2,328)           (2,328)
                                        ----------      ---------   ----------       ----------     ----------         ---------

Balance, September 30, 1997..........     $ 11,481      $ 542,984    $  47,734        $ 320,982      $ (26,315)        $ 896,866
                                        ==========      =========   ===========      ==========     ==========         =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Nine Months Ended September 30                         1997           1996
------------------------------                         ----           ----
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES....  $(101,073)      $  23,093
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale...........    348,685         561,938
    Fixed maturities held for investment..........         --          28,910
    Equity securities.............................    336,064         283,607
Maturities and repayments of:
    Fixed maturities available for sale..........     214,521          88,505
    Fixed maturities held for investment.........      35,790          28,602
Purchases of:
    Fixed maturities available for sale..........    (564,000)       (881,509)
    Fixed maturities held for investment.........     (32,541)        (75,431)
    Equity securities............................    (195,569)       (263,559)
Decrease in short-term investments - net.........      78,527         244,423
Other - net......................................     (61,732)        (47,528)
                                                    ---------       ---------
                                                      159,745         (32,042)
                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans...........................      70,000          40,977
Increase (decrease) in short-term debt - net.....       2,775          (2,058)
Repayments of term loans.........................     (60,749)        (25,363)
Issuance of common stock.........................       2,257           5,115
Repurchases of senior reset notes................     (15,365)             --
Dividends........................................     (27,518)        (27,382)
                                                    ---------       ---------
                                                      (28,600)         (8,711)
                                                    ---------       ---------
Increase (decrease) in cash......................      30,072         (17,660)
Cash, beginning of period........................      40,853          52,914
                                                    ---------       ---------

Cash, end of period..............................   $  70,925       $  35,254
                                                    =========       =========
Supplemental disclosures of cash flow information:

Interest paid....................................   $  42,100       $  41,000
                                                    =========       =========

Income taxes paid................................   $  31,900       $   4,700
                                                    =========       =========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1997, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. SALE OF TITLE INSURANCE OPERATIONS

On August 20, 1997, the Company entered into an agreement to sell to Lawyers Title Corporation all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Sale of Title Insurance Operations").

3. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. ("Zenith") was $2.6 million and $6.5 million for the third quarter and first nine months of 1997 compared to $2.5 million and $7.4 million in the corresponding 1996 periods.

Summarized financial information for Zenith is as follows:


Nine Months Ended September 30                        1997           1996
---------------------------------------               ----           ----
(In thousands, except per share amounts)
 Revenues........................................   $ 446,145      $ 405,293
 Income before income taxes......................      35,453         48,811
 Net income......................................      23,000         32,200
 Net income per share............................        1.28           1.81

4. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):


                                         Nine Months Ended September 30
                                ---------------------------------------------
                                          1997                     1996
                                ---------------------------------------------
                                 Premiums   Premiums     Premiums      Premiums
                                  Written     Earned      Written        Earned
                                ---------   --------     --------      --------
 Direct................       $2,561,983   $2,411,434   $2,242,993   $2,135,825
 Assumed...............          344,281      300,833      248,527      244,052
 Ceded.................       (1,369,431)  (1,290,337)  (1,105,855)  (1,047,258)
                              -----------  -----------  -----------  -----------

 Net Premiums..........       $1,536,833   $1,421,930   $1,385,665   $1,332,619
                              ===========  ===========  ===========  ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------
                                                          1997           1996
                                                        --------       --------
 Gross...........................................      $1,866,173    $1,707,396
 Reinsurance recoveries..........................        (941,496)     (671,178)
                                                       -----------   -----------
 Net policy claims and settlement expenses.......      $  924,677    $1,036,218
                                                       ===========   ===========

For the nine months ended September 30, 1996, gross policy claims and settlement expenses included a charge of $134.5 million and net policy claims and settlement expenses included a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

5. LEGAL PROCEEDINGS OF DISCONTINUED OPERATION

On June 13, 1997, a Judgment was entered dismissing the claims asserted by the Superintendent of Insurance of New York against Frank B. Hall & Co. Inc. ("Hall") and the other Hall defendants in the action described in note 14 of the Company's 1996 Annual Report. The Judgment approved the amended settlement agreement described in note 4 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1997. In connection with the amended settlement agreement, the Company recorded a charge of $7.5 million in the first nine months of 1997 which was classified as a charge pertaining to a discontinued

operation.

6. ADOPTION OF NEW ACCOUNTING STANDARD

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

Pro forma income per share, assuming the Company had adopted the Statement effective January 1, 1996, is as follows:

                                               Quarter Ended   Nine Months Ended
                                               September 30      September 30
                                              ---------------  -----------------
                                              1997       1996    1997      1996
                                              ----       ----    ----      ----
Basic income per share:
Income from continuing operations......      $ .50      $ .33    $1.16    $ .11
Litigation settlement of discontinued
 operation.............................          -          -     (.07)       -
                                             -----      -----    -----    -----

Net income.............................      $ .50      $ .33    $1.09    $ .11
                                             =====      =====    =====    =====

Diluted income per share:
Income from continuing operations......      $ .47      $ .32    $1.10    $ .11
Litigation settlement of discontinued
 operation.............................          -          -     (.06)       -
                                             -----      -----    -----    -----
Net income.............................      $ .47      $ .32    $1.04    $ .11
                                             =====      =====    =====    =====

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

SALE OF TITLE INSURANCE OPERATIONS

On August 20, 1997, the Company and Lawyers Title Corporation ("Lawyers Title"),

entered into a Stock Purchase Agreement pursuant to which the Company will sell, to Lawyers Title, its title insurance operations comprised of all of the issued and outstanding shares of capital stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company.

As consideration for the sale of such capital stock, the Company will receive approximately $245 million in cash, 4,473,684 shares of Lawyers Title common stock and 2,200,000 shares of Lawyers Title 7% cumulative convertible preferred stock having a stated value of $110 million and being convertible into 4,824,561 shares of Lawyers Title common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. Upon the closing of the transaction, the Company will own approximately 30% of Lawyers Title's common stock and 48% of Lawyers Title on a fully diluted basis, and will have three representatives on its 14 member board of directors. The transaction would result in an after-tax gain of approximately $160 million for the Company (assuming a market price at closing of Lawyers Title's common stock of $30 per share - its closing price on November 12, 1997), of which approximately $85 million would be recognized at closing. The balance of the gain, will be recognized as the equity securities received from Lawyers Title are sold.

The consummation of the transaction is subject to various conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals by state insurance regulators and the shareholders of Lawyers Title.


OVERVIEW

Income from continuing operations, before gains on sales of investments, increased to $33.9 million ($.28 per share) in the third quarter of 1997 from $26.9 million ($.23 per share) in the corresponding 1996 quarter. The growth in operating income resulted from increased profitability in both property and casualty and title insurance operations. For the first nine months of 1997, income from operations was $90.6 million ($.75 per share) compared to an operating loss of $13.5 million ($.11 per share) in the corresponding 1996 period which included an after-tax charge of $87.1 million ($.74 per share) to increase property and casualty net loss reserves for asbestos-related and environmental pollution claims. Excluding the effects of this charge, income from operations for the first nine months of 1996 was $73.6 million ($.63 per share).

Net income was $57.3 million ($.47 per share) and $125.3 million ($1.04 per share) in the three months and nine months ended September 30, 1997 which includes after-tax gains on sales of investments of $23.4 million ($.19 per share) and $42.1 million ($.35 per share), respectively. Net income for the first nine months of 1997 also includes a charge of $7.5 million ($.06 per share) for a litigation settlement pertaining to a subsidiary which was discontinued in 1991. (See note 5 to the accompanying unaudited consolidated financial statements). Net income was $37.7 million ($.32 per share) and $12.5 million ($.11 per share) in the third quarter and first nine months of 1996 which included after-tax gains on sales of investments of $10.8 million ($.09 per share) and $26.0 million ($.22 per share), respectively.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and nine months ended September 30, 1997 increased to $517.0 million and $1.54 billion from $470.4 million and $1.39 billion in the corresponding 1996 periods. Net premiums earned in the quarter and nine months ended September 30, 1997 likewise increased to $476.5 million and $1.42 billion from $453.8 million and $1.33 billion in the corresponding 1996 periods. These increases resulted from continued growth in both domestic and international operations and reflect increased writings in workers' compensation, commercial automobile, surety, and accident and health lines of business, as well as premiums generated from the start-up of the Company's non-standard automobile insurance business. These increases were partially offset by the ceding of $24.7 million of premiums written and earned in the third quarter of 1997, under certain excess of loss reinsurance agreements.

Underwriting losses for the third quarter and first nine months of 1997 were $7.8 million and $21.6 million and the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 101.0% and 100.9% reflecting continued strong underwriting results in surety, ocean and inland marine, and multiple peril lines of business as well as improved results in the commercial automobile line of business. Underwriting losses for the third quarter and first nine months of 1996 were $10.8 million and $161.6 million, and the combined ratios were 101.7% and 111.7%. Included in the first nine month 1996 underwriting results is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. Excluding the effects of this pretax charge, the underwriting loss for the first nine months of 1996 was $27.6 million and the combined ratio was 101.6%.


PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations was $66.1 million and $195.3 million in the three-month and nine-month periods ended September 30,1997 compared to $64.2 million and $190.5 million in the corresponding 1996 periods. These increases in net investment income in 1997, when compared to the prior year, reflect growth in the size of the fixed maturity investment portfolio, partially offset by the effect of lower interest rates.

Gains on sales of investments were $36.0 million and $63.6 million in the third quarter and first nine months of 1997 compared to $15.7 million and $39.6 million in the corresponding 1996 periods. These gains primarily resulted from sales of equity securities.

TITLE INSURANCE OPERATIONS

On August 20, 1997, the Company entered into an agreement to sell its title insurance operations. See "Sale of Title Insurance Operations" for further discussion.

Premiums and fees in the third quarter and first nine months of 1997 were $226.2 million and $612.9 million compared to $208.2 million and $576.0 million in the corresponding 1996 periods. These increases in premiums and fees in 1997 reflect the continued strong residential resale markets and commercial real estate markets.

Agency commissions in the third quarter and first nine months of 1997 were $98.5 million and $268.9 million compared to $98.7 million and $263.1 million in the corresponding 1996 periods. Other expenses increased to $104.4 million and $294.8 million in the third quarter and first nine months of 1997 from $88.8 million and $263.6 million in the corresponding 1996 periods reflecting increased employee related expenses due to the higher levels of business activity. The expense ratios of the title insurance operations (which includes agent commissions) were 89.2% and 91.4% in the third quarter and first nine months of 1997 compared to 89.5% and 90.8% in the corresponding 1996 periods. The provision for claim losses was $10.7 million and $29.5 million in the third quarter and first nine months of 1997 compared to $15.6 million and $47.5 million in the corresponding 1996 periods. The title insurance operations have benefitted from favorable paid claims experience in recent years.


INVESTMENT PORTFOLIO

At September 30, 1997, the Company's investment portfolio aggregated $4.07 billion (at cost), of which 9% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1997, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $534.9 million (14% of the fixed income portfolio) and $152.9 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.


OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, primarily provides computer- related professional services to large corporate clients throughout the United States. Information technology revenues increased to $51.3 million and $136.1 million in the third quarter and first nine months of 1997 from $35.3 million and $98.4 million in the corresponding 1996 periods resulting from increased assignments from existing and new clients. Information technology operating expenses were $49.9 million and $134.6 million in the third quarter and first nine months of 1997 compared to $34.7 million and $96.0 million in the corresponding 1996 periods. These increases in operating expenses resulted from higher employee related expenses associated with the increased revenues and higher selling, recruiting and administrative costs associated with building the infrastructure of the information technology operations. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of income.

At September 30, 1997, the Company's real estate operations had holdings with a carrying value of $257.7 million, which includes nine shopping centers with an aggregate carrying value of $116.5 million, office buildings and other commercial properties, with an aggregate carrying value of $78.2 million, and undeveloped land with a carrying value of $63.0 million. In the third quarter of 1997, the Company sold, for $16.1 million, an office building located in Fort Worth, Texas. The gain on this sale was not significant.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These payments aggregated $88.4 million for the nine months ended September 30, 1997. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

Total common stock dividends paid by Reliance Insurance Company during the first nine months of 1997 were $82.5 million. During 1997, $118.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for timely payment of claims and other operating requirements. At September 30, 1997, Reliance Insurance Company had $313.4 million of cash and short-term investments.

For the nine months ended September 30, 1997, the Company utilized $101.1 million of cash flow for operating activities, while in the corresponding 1996 period, the Company generated $23.1 million of cash flow from operating activities. The decline in operating cash flow reflects higher payments for property and casualty policy claims and related expenses due, in part, to a shift in the mix of business to shorter tailed lines. The decline in operating cash flow also reflects lower levels of operating cash flow from the title insurance operations.

The Company generated $159.7 million of cash flow from investing activities for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the Company used $32.0 million of cash flow for investing activities. Net sales of marketable securities generated $221.5 million of cash flow in 1997 compared to $15.5 million in the corresponding 1996 period.

For the nine months ended September 30, 1997, the Company used $28.6 million of cash flow for financing activities, principally for the payment of dividends. For the nine months ended September 30, 1996, the Company used $8.7 million of cash flow for financing activities. On July 8, 1997, the Company increased term loan borrowings by $25 million to $187.5 million. The additional borrowings were used to redeem all outstanding 7.866% senior reset notes, due December 1, 2000. The outstanding principal amount of such notes was $25 million, including $9.6 million held by Reliance Insurance Company. The redemption price was 100% of the principal amount of such notes plus interest from June 1, 1997 to the redemption date.

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At September 30, 1997, borrowings aggregating $20 million were outstanding under this facility.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
----------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
    (a) Exhibits.

        10.1 Stock Purchase Agreement by and among Lawyers Title Corporation, Lawyers Title Insurance Corporation, Reliance Insurance Company and Reliance Group Holdings, Inc. dated as of August 20, 1997. Incorporated by reference to Appendix A to the Preliminary Proxy Statement filed by Lawyers Title Corporation with the SEC on September 30, 1997 (Commission File No. 1-13990).

        27. Financial Data Schedule

    (b) Reports on Form 8-K.
        --------------------
        During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) August 20, 1997, reporting an Item 5 matter, an agreement to sell its title insurance subsidiaries.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        (Registrant)


Date:         November 14, 1997         /s/ George E. Bello
              -----------------         -----------------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)