Form 10-K
period 1997-12-31
RELIANCE GROUP HOLDINGS INC
filed 1998-03-31
CIK 356395

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  ......... TO  .........

                                            1-8278
           COMMISSION FILE NUMBER  ...............................


                         RELIANCE GROUP HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                13-3082071
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           PARK AVENUE PLAZA
          55 EAST 52ND STREET
          NEW YORK, NEW YORK
    (ADDRESS OF PRINCIPAL EXECUTIVE                       10055
               OFFICES)                                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(212) 909-1100
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
---------------------------------------  ---------------------------------------
                                           New York Stock Exchange and Pacific
     Common Stock, $.10 Par Value                       Exchange

9% Senior Notes, Due November 15, 2000           New York Stock Exchange

9 3/4% Senior Subordinated Debentures,
         Due November 15, 2003                   New York Stock Exchange



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 27, 1998, 115,091,309 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $1,068,200,525.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          (1) Reliance Group Holdings, Inc. 1997 Annual Report--Parts I, II and IV.

          (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998--Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Group Holdings, Inc. (the 'Company' or 'Reliance Group Holdings') is a holding company whose principal business is the ownership of Reliance Insurance Company and its property and casualty insurance subsidiaries (the 'Reliance Insurance Group'). The Reliance Insurance Group underwrites a broad range of commercial lines of property and casualty insurance and also underwrites personal automobile coverage. The Company also owns RCG Information Technology, Inc. ('RCG Information Technology'), an information technology consulting company.

     On February 27, 1998, the Company completed the sale of its title insurance companies, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company and their respective subsidiaries ('Commonwealth/Transnation Title') to Lawyers Title Corporation, whose name was changed to LandAmerica Financial Group, Inc. ('LandAmerica') on that date. As consideration for the sale, the Company received $266.6 million in cash, 4,039,473 shares of LandAmerica common stock and 2,200,000 shares of LandAmerica 7% cumulative convertible preferred stock having a stated value of $110,000,000 and which is initially convertible into 4,824,561 shares of LandAmerica common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The Company owns approximately 27% of LandAmerica's outstanding common stock and, on a diluted basis, 45% of LandAmerica's common stock, assuming the conversion of the preferred stock, and has three representatives on LandAmerica's 14-member board of directors. Accordingly, the Company will account for its investment in LandAmerica by the equity method of accounting and will classify LandAmerica as an investee company for periods subsequent to the sale date. The transaction resulted in an after-tax gain of approximately $245 million, of which approximately $135 million will be recognized in the first quarter of 1998. The deferred gain of approximately $110 million will be recognized as the equity securities received from LandAmerica are sold. Commonwealth/Transnation Title accounted for $863.7 million (31%) of the 1997 net premiums earned by the Reliance Insurance Group and Commonwealth/Transnation Title. See Note 2 to the Company's consolidated financial statements (the 'Consolidated Financial Statements') and 'Investee Companies'.

     Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States. The Reliance Insurance Group consists of four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance. Reliance National offers, through brokers and agents, a broad range of commercial property and casualty insurance products and services for large companies and specialty lines customers. Reliance National also offers, through agents, non-standard automobile and smaller account workers' compensation insurance. Reliance National selects market segments where it can provide specialized coverages and services, and it conducts business nationwide and in certain international markets. In 1997, Reliance National accounted for 48% of the net premiums written by the Reliance Insurance Group. Reliance Insurance provides, through agents and brokers, commercial property and casualty insurance coverages for mid-sized companies primarily throughout the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks as well as insurance programs for groups with common insurance needs. In 1997, Reliance Insurance accounted for 36% of the net premiums written by the Reliance Insurance Group. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States and conducts its business through agents and brokers. Reliance Reinsurance offers, primarily through brokers, treaty and facultative reinsurance for small to medium sized regional and specialty insurance companies located in the United States. The Reliance Insurance Group accounted for $1.9 billion (69%) of the 1997 net premiums earned by the Reliance Insurance Group and Commonwealth/Transnation Title.

     RCG Information Technology provides computer-related professional services to large corporate clients throughout the United States and had revenues of $191.9 million in 1997.

     Business segment information for the years ended December 31, 1997, 1996 and 1995 is set forth in Note 17 to the Consolidated Financial Statements. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ('GAAP') unless otherwise specified.

     The Company owns all of the common stock of Reliance Financial Services Corporation ('Reliance Financial') which in turn owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 8 to the Consolidated Financial Statements. Reliance Insurance Company owns all of the common stock of RCG Information Technology.

OPERATING UNITS

     Property and Casualty Insurance. The following table sets forth the amount of net premiums written in each line of business for the years ended December 31, 1997, 1996 and 1995 by the Reliance Insurance Group's four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance.

                                                    1997                                           1996
                                --------------------------------------------   --------------------------------------------
                                                         RELIANCE                                       RELIANCE
                                RELIANCE   RELIANCE      SURETY/               RELIANCE   RELIANCE      SURETY/
                                NATIONAL   INSURANCE   REINSURANCE    TOTAL    NATIONAL   INSURANCE   REINSURANCE    TOTAL
                                --------   ---------   ------------   ------   --------   ---------   ------------   ------
                                                                                    (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.............    $311       $ 112         $ --       $  423     $368       $  99         $ --       $  467
Commercial Automobile.........      97         198           --          295       86         179           --          265
Workers' Compensation.........     128         148           --          276      127         123           --          250
Multiple Peril................      18         203           --          221       20         192           --          212
Ocean and Inland Marine.......     150          41           --          191       83          46           --          129

Surety........................      --          --          177          177       --          --          159          159
Reinsurance...................      --          --          159          159       --          --          151          151
Non-Standard Automobile.......      98          --           --           98       --          --           --           --
Accident and Health...........      92          --           --           92       62          --           --           62
Fire and Allied...............      20          26           --           46       22          42           --           64
Involuntary...................      23          11           --           34       25          19           --           44
Other.........................      50           4           --           54       41           2           --           43
                                   ---         ---          ---       ------      ---         ---          ---       ------
 Total........................    $987       $ 743         $336       $2,066     $834       $ 702         $310       $1,846
                                   ---         ---          ---       ------      ---         ---          ---       ------
                                   ---         ---          ---       ------      ---         ---          ---       ------
Percent of Total..............     48%         36%          16%         100%      45%         38%          17%         100%
                                   ---         ---          ---       ------      ---         ---          ---       ------
                                   ---         ---          ---       ------      ---         ---          ---       ------

                                                    1995
                                --------------------------------------------
                                                         RELIANCE
                                RELIANCE   RELIANCE      SURETY/
                                NATIONAL   INSURANCE   REINSURANCE    TOTAL
                                --------   ---------   ------------   ------

General Liability.............    $371       $  98         $ --       $  469
Commercial Automobile.........      88         152           --          240
Workers' Compensation.........     141         125           --          266
Multiple Peril................      26         159           --          185
Ocean and Inland Marine.......      66          53           --          119
Surety........................      --          --          139          139
Reinsurance...................      --          --          119          119
Non-Standard Automobile.......      --          --           --           --
Accident and Health...........      58          --           --           58
Fire and Allied...............      34          34           --           68
Involuntary...................      53          28           --           81
Other.........................      27           8           --           35
                                   ---         ---          ---       ------
 Total........................    $864       $ 657         $258       $1,779
                                   ---         ---          ---       ------
                                   ---         ---          ---       ------
Percent of Total..............     49%         37%          14%         100%
                                   ---         ---          ---       ------
                                   ---         ---          ---       ------

     The following table sets forth underwriting results for the Reliance Insurance Group for the years ended December 31, 1997, 1996 and 1995.

                                  YEAR ENDED DECEMBER 31,
                            ------------------------------------
                              1997          1996          1995
                            --------      --------      --------
                                (IN MILLIONS, EXCEPT RATIOS)
Net premiums written...     $2,065.8      $1,846.2      $1,779.0
Underwriting loss(1)...        (31.7)        (38.4)(2)     (45.6)
Combined ratio.........        100.9%        101.6%(2)     101.8%(3)

------------------
(1) Includes catastrophe losses (net of reinsurance) for the years ended December 31, 1997, 1996 and 1995 of $11.1 million, $19.9 million and $25.7 million, respectively.
(2) Excludes a charge of $134.0 million (7.4 combined ratio points) to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The actual underwriting loss was $172.4 million and the combined ratio was 109.0%.
(3) Excludes a charge of $4.0 million in 1995 pertaining to California's Proposition 103.

     The following table sets forth certain financial information of the Reliance Insurance Group based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company based upon GAAP (in thousands):

                                          STATUTORY ACCOUNTING                                  GAAP
               --------------------------------------------------------------------------   -------------
                  NET                                 TOTAL                     POLICY-        COMMON
YEAR ENDED      PREMIUMS    UNEARNED      LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,    WRITTEN     PREMIUMS    RESERVES      ASSETS     LIABILITIES    SURPLUS        EQUITY
------------   ----------   --------   ----------   ----------   -----------   ----------   -------------
1997........   $2,081,991   $980,146   $3,172,266   $5,955,177   $ 4,652,687   $1,302,490    $  1,704,256
1996........    1,848,159    885,799    3,228,792    5,669,276     4,482,220    1,187,056       1,410,484
1995........    1,769,064    841,127    3,102,688    5,538,533     4,410,197    1,128,336       1,404,781

     The Reliance Insurance Group writes insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. In 1997, California, New York, Florida and Texas accounted for approximately 15%, 11%, 7% and 6%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Insurance Group. The Reliance Insurance Group writes insurance primarily through agents and brokers. No single insurance agent or broker accounts for 12% or more of the direct premiums written by the Reliance Insurance Group. The Reliance Insurance Group also underwrites personal lines automobile insurance utilizing the Internet, direct mail and other direct marketing channels.

     The Reliance Insurance Group also writes insurance in the European Community through Reliance National offices in the United Kingdom, the Netherlands, Sweden, Spain and Germany, in the Americas through Reliance National offices in Canada, Mexico and Argentina and in the Pacific Rim through a Reliance National office in Singapore. In early 1998, Reliance National opened offices in Switzerland and in South Africa. Also, Reliance National established a cooperation agreement with the Huatai Insurance Company in China in 1997 and a joint venture insurance operation through Lippo Reliance Insurance Company Ltd. in Hong Kong in early 1998.

     A. M. Best & Company, Inc. ('Best'), publisher of Best's Insurance Reports, Property-Casualty, has assigned an 'A- (Excellent)' rating to the Reliance Insurance Group. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An 'A- (Excellent)' rating is assigned to those companies which have demonstrated excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ('S&P') has assigned an 'A' rating to the claims-paying ability of the Reliance Insurance Group. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. The Best and S&P ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Insurance Group are not as high as many of the insurance companies with which the Reliance Insurance Group competes, management believes that the current ratings are adequate to enable the Reliance Insurance Group to compete successfully.

     Reliance National. Reliance National offers a broad range of commercial insurance products and services with a focus on large accounts and specialty lines customers. Reliance National selects market segments where it can provide specialized coverages, such as directors and officers liability insurance, or specialized services, such as providing captive insurance arrangements to the alternative risk markets. In addition, Reliance National provides non-standard personal automobile insurance and traditional commercial insurance products, including guaranteed cost workers' compensation insurance. In 1997, Reliance National accounted for 48% of the net premiums written by the Reliance Insurance Group. Reliance National, which conducts business nationwide, is headquartered in New York City and has offices in nineteen states. Reliance National also conducts business in the European Community, the Americas and the Pacific Rim. In early 1998, Reliance National opened offices in Switzerland and in South Africa. Also, Reliance National established a cooperation agreement with the Huatai Insurance Company in China in 1997 and a joint venture insurance operation through Lippo Reliance Insurance Company Ltd. in Hong Kong in early 1998. Reliance National distributes its products through insurance brokers and agents. Net premiums written by Reliance National were $987.3 million, $833.7 million and $864.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of one or more departments which focus on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products. Reliance National's eight major divisions are:

     o Casualty Risk Services, Reliance National's largest division, provides workers' compensation, commercial automobile and general liability coverages to Fortune 1,000 companies, multinationals and the construction and transportation industries. These coverages are provided on a large deductible basis and to the alternative risk markets through captive reinsurance arrangements. This division also provides environmental pollution coverages (primarily on a claims-made basis) for consultants, contractors, transporters and certain other insureds. In early 1997, this division began providing comprehensive insurance coverages for public and private entities engaged in the development of infrastructure projects outside of North America. This division in 1997 also introduced CyberComp, which permits Reliance National to utilize the Internet to write, through agents, single-state guaranteed cost workers' compensation coverages for smaller accounts.

     o International writes predominantly commercial casualty and property insurance products, including specialized coverages such as excess casualty, directors and officers liability insurance, fidelity insurance and accident and health coverage in certain international markets. This division also provides ocean marine coverages in domestic and certain international markets.

     o Excess and Surplus Lines primarily provides professional liability insurance to architects, engineers, lawyers, healthcare providers and other professionals, and excess and umbrella coverages.

     o International Reinsurance and Special Risk provides aviation and space satellite risk coverages, as well as certain non-traditional insurance products, both on a primary and on a reinsurance basis, in domestic and certain international markets.

     o Property/Custom Casualty primarily provides commercial property, casualty and inland marine coverages focusing on excess and specialty commercial accounts.

     o Financial Products provides directors and officers liability insurance, errors and omissions insurance, employment practices liability insurance and fidelity and fiduciary coverages in the domestic market.

     o Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Non-Standard Automobile primarily provides non-standard personal automobile insurance for drivers unable to obtain insurance in the standard automobile insurance market.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, policies written on a large deductible basis and reinsurance. Policies written on a 'claims-made' basis accounted for approximately 23%, 26% and 22% of Reliance National's net premiums written during 1997, 1996 and 1995, respectively. Policies written on a 'claims-made' basis provide coverage only for claims reported during the policy period or within an established reporting period, as opposed to 'occurrence' basis policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the 'long tail' nature of the risks insured. Policies written on a large deductible basis accounted for approximately 9%, 14% and 9% of Reliance National's net premiums written during 1997, 1996 and 1995, respectively. Under policies written on a large deductible basis, the insured pays for all of its losses up to the deductible amount. The use of large deductible policies results in lower premiums and losses for Reliance National as payments for losses made by an insured under a large deductible policy are not considered premiums or losses to an insurer. With large deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with large deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, a substantial majority of Reliance National's net premiums written during 1997 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance conducts business through 36 offices and distributes its products through approximately 2,600 agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 100 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including multiple peril, general liability, commercial automobile and workers' compensation. In 1997, Reliance Insurance accounted for 36% of the net premiums written by the Reliance Insurance Group. Reliance Insurance is headquartered in Philadelphia and operates in 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $743.1 million, $702.2 million and $656.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Reliance Insurance is organized into the following three operating divisions:

     o The Commercial Accounts division focuses on accounts with annual premiums of up to $1 million. This division offers a broad range of traditional commercial coverages, primarily written on a guaranteed cost basis.

     o The Specialty division provides underwriting for industry segments with special exposures and in 1997 targeted specific business segments: transportation, manufacturing, contracting, public entities, social services and special properties. This division also provides property and liability insurance programs to homogeneous groups of insureds with particular insurance needs.

     o The Large Accounts division focuses on casualty exposures of accounts with annual premiums in excess of $1 million where it is able to offer more flexible coverages through the use of large deductible and retrospectively rated policies. With retrospectively rated policies, the insured effectively pays for a large portion or, in many cases, all of its losses. The Large Accounts division primarily provides workers' compensation insurance and approximately 51% of its business was written on a large deductible and retrospectively rated basis. Accounts with large deductible and retrospectively rated policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     The Commercial Accounts division and the Large Accounts division provide their products and services through a decentralized network of regional and branch offices. This organization allows the Commercial Accounts division and the Large Accounts division to place major responsibility and accountability for underwriting, sales and customer service close to the insured. The Specialty division has three regional offices. Reliance Insurance manages its claims through a decentralized network of regional and branch offices, which allows the point of service to be close to the insured.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes commercial surety, financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients and actively manages claims to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with a large majority of the contractors and accounts it has insured. Reliance Surety's Firemark and Express Surety operations target smaller contractors and accounts, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 33 branch offices and distributes its products through approximately 2,250 agents and brokers. In addition, in 1997 Reliance

Surety established a presence in London. Net premiums written by Reliance Surety were $176.5 million, $159.2 million and $139.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on both a treaty (blocks of risk) and facultative (individual risks) basis and, to a lesser extent, property reinsurance on a treaty basis. The business of Reliance Reinsurance is primarily conducted on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative risk markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance with an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the 'lower layers,' the first $1 million of primary coverage, where losses are more predictable and quantifiable. Reliance Reinsurance conducts its business nationwide and is headquartered in Philadelphia. In 1997, Reliance Reinsurance established an Agriculture division reinsuring insurers whose products include crop insurance and other products for agricultural-related risks. Net premiums written by Reliance Reinsurance were $159.0 million, $151.1 million and $119.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Information Technology Consulting Services. RCG Information Technology provides a full range of information technology services to large corporate clients in the United States including clients in the following sectors: banking, brokerage, insurance, electronics, telecommunications, petroleum, chemical, retail, transportation, manufacturing and travel. Such services include providing supplemental computer professional staffing, Year 2000 solutions, software outsourcing, computer programming and development services and other computer consulting services. RCG Information Technology conducts operations through

17 offices in the United States. RCG Information Technology recruits programmers both in the United States and internationally to meet demands for its services, and has established recruiting capabilities in India, Ireland, the Philippines and South Africa. RCG Information Technology had revenues of $191.9 million, $136.7 million and $106.4 million for the years ended December 31, 1997, 1996 and 1995, respectively, and its pretax operating income was $4.8 million, $2.3 million and $5.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

INSURANCE CEDED

     All of the Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. The ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, even though the reinsuring company assumes a related liability. The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). Limits and retentions, which may change from time to time, are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, and market terms, conditions and capacity. Where appropriate, the Reliance Insurance Group limits its exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, the Reliance Insurance Group purchases additional facultative reinsurance to further reduce its retentions below treaty levels.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $1.9 billion and $1.6 billion in 1997 and 1996, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds. At December 31, 1997, the Reliance Insurance Group had reinsurance recoverables of $4.2 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee and a staff of analysts to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by the Reliance Insurance Group. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash to secure recoverables from unauthorized reinsurers. The Company had $6.4 million reserved for potentially unrecoverable reinsurance at December 31, 1997. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers.

     In 1997, the Reliance Insurance Group did not cede more than 5.0% of direct premiums to any one reinsurer and only one reinsurer accounted for more than 4.0% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1997 ceded premiums, are as follows:

                                                         1997
                                                         CEDED         BEST
                                                        PREMIUM       RATING

                                                     -------------    ------
                                                     (IN MILLIONS)
American Re-Insurance Company.....................      $ 171.1          A+
General Reinsurance Corporation...................         70.3          A++
Hertz International Reinsurance Ltd...............         60.4         (1)
Commercial Risk Re-Insurance Company..............         60.2          A
Kemper Reinsurance Company........................         58.6          A
Swiss Reinsurance America Corporation.............         57.0          A
Everest Reinsurance Company.......................         56.3          A
Zurich Reinsurance (North America), Inc...........         49.7          A
Employers Reinsurance Group.......................         41.4          A++
SCOR Reinsurance Company..........................         38.4          A+

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

     The following tables present information relating to the liability for unpaid claims and related expenses ('loss reserves') for the Reliance Insurance Group. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1997, 1996 and 1995.

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                              1997          1996          1995
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Loss reserves, beginning of year........   $6,136,420    $5,764,352    $5,517,483
Less reinsurance recoverables...........    2,824,814     2,584,917     2,389,702

                                           ----------    ----------    ----------
Net loss reserves, beginning of year....    3,311,606     3,179,435     3,127,781
                                           ----------    ----------    ----------
Provision for policy claims and related
  expenses:
     Provision for insured events of the
     current year.......................    1,299,066     1,211,672     1,163,447
     Increase (decrease) in provision
       for insured events
       of prior years...................      (35,980)      138,665(1)     38,512
                                           ----------    ----------    ----------
       Total provision..................    1,263,086     1,350,337     1,201,959
                                           ----------    ----------    ----------
Payments for policy claims and related
  expenses:
     Attributable to insured events of
     the current year...................      367,763       298,838       271,915
     Attributable to insured events of
     prior years........................      963,135       926,996       868,622
                                           ----------    ----------    ----------
       Total payments...................    1,330,898     1,225,834     1,140,537
                                           ----------    ----------    ----------
Foreign currency translation............       (1,476)        7,668        (9,768)
                                           ----------    ----------    ----------
Net loss reserves, end of year..........    3,242,318     3,311,606     3,179,435
Plus reinsurance recoverables...........    3,427,190     2,824,814     2,584,917
                                           ----------    ----------    ----------
Loss reserves, end of year..............   $6,669,508    $6,136,420    $5,764,352
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

------------------
(1) The 1996 increase in provision for insured events of prior years included a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

     The provision for policy claims and related expenses for 1997 includes favorable development in workers' compensation partially offset by adverse development in the commercial automobile line. The redundancy in workers' compensation is due, in part, to favorable development in retrospectively rated policies, which was more than offset by a corresponding reduction in premiums earned. The provision for insured events of prior years for 1996 and 1995 included adverse development related to asbestos-related and environmental pollution claims, which primarily affected general liability, multiple peril and reinsurance lines of business, and included a pretax charge of $134.0 million in 1996 to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The 1996 provision also included adverse development in the commercial automobile line, offset by favorable development in workers' compensation. The 1995 provision also included adverse development in other general liability, commercial automobile and reinsurance lines, partially offset by favorable development in workers' compensation.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Insurance Group. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1997. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1997, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ('General Casualty') at April 30, 1990 (the date of sale of General Casualty), relating to 1987 through 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1987 through 1995, the Company has experienced deficiencies in its estimated liability for loss reserves and for 1996 the Company experienced a redundancy. The table includes provisions specifically made to strengthen prior-years' loss reserves of $134.0 million in 1996 and $156.0 million in 1991. The Company's loss reserves during this period had been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                    DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                              1997        1996        1995        1994        1993        1992        1991        1990
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1)............. $3,242,318  $3,311,606  $3,179,435  $3,127,781  $2,931,528  $2,702,992  $2,375,235  $1,893,421
Net liability reestimated
 as of:
 One year later...........         --       98.9%      104.4%      101.2%      100.8%      101.5%      101.3%      114.4%
 Two years later..........         --          --      104.4%      104.8%      101.7%      103.1%      104.4%      115.2%

 Three years later........         --          --          --      103.6%      104.2%      104.0%      105.7%      119.6%
 Four years later.........         --          --          --          --      103.0%      107.2%      106.7%      120.7%
 Five years later.........         --          --          --          --          --      106.2%      110.5%      122.0%
 Six years later..........         --          --          --          --          --          --      109.7%      127.0%
 Seven years later........         --          --          --          --          --          --          --      126.2%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --
Redundancy (Deficiency)...         --        1.1%      (4.4%)      (3.6%)      (3.0%)      (6.2%)      (9.7%)     (26.2%)
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........         --       29.1%       29.2%       27.8%       26.6%       28.7%       29.0%       36.6%
 Two years later..........         --          --       48.7%       46.8%       44.9%       48.0%       48.6%       57.9%
 Three years later........         --          --          --       59.8%       58.4%       61.1%       62.1%       72.8%
 Four years later.........         --          --          --          --       67.3%       70.5%       71.6%       83.0%
 Five years later.........         --          --          --          --          --       76.5%       78.1%       90.3%
 Six years later..........         --          --          --          --          --          --       82.7%       95.5%
 Seven years later........         --          --          --          --          --          --          --       99.2%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --


                               1989        1988        1987
                            ----------  ----------  ----------

Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1).............  $1,962,822  $1,644,057  $1,494,227
Net liability reestimated
 as of:
 One year later...........      104.8%      104.8%      107.8%
 Two years later..........      117.0%      113.5%      112.0%
 Three years later........      118.2%      121.8%      118.5%
 Four years later.........      120.9%      123.2%      125.0%
 Five years later.........      122.2%      127.8%      126.7%
 Six years later..........      123.8%      128.7%      131.8%
 Seven years later........      129.1%      130.7%      133.1%
 Eight years later........      128.5%      138.0%      135.4%
 Nine years later.........          --      137.7%      143.9%
 Ten years later..........          --          --      143.3%
Redundancy (Deficiency)...     (28.5%)     (37.7%)     (43.3%)
                            ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........       40.7%       41.6%       38.6%
 Two years later..........       65.4%       71.6%       65.8%
 Three years later........       82.2%       86.4%       88.2%
 Four years later.........       91.3%       97.2%       99.5%
 Five years later.........       97.8%      103.0%      106.2%
 Six years later..........      103.1%      107.3%      110.7%
 Seven years later........      106.8%      111.5%      113.9%

 Eight years later........      109.9%      114.3%      117.4%
 Nine years later.........          --      117.2%      119.7%
 Ten years later..........          --          --      122.1%

------------------
(1) The gross liability for unpaid claims and related expenses was $6.7 billion at December 31, 1997. The gross liability for unpaid claims and related expenses for years 1996 and prior was redundant by $36.6 million at December 31, 1997.

     The difference between the property and casualty liability for loss reserves at December 31, 1997 and 1996 reported in the Company's consolidated financial statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Net liability reported under statutory accounting
  practices.......................................   $3,172,266    $3,228,792
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............       (9,325)      (10,925)
Additional discount of workers' compensation
  reserves........................................       79,377        93,739
                                                     ----------    ----------
Net liability reported on a GAAP basis............   $3,242,318    $3,311,606
                                                     ----------    ----------
                                                     ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1997 and 1996 reported in the Company's consolidated financial statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1997          1996
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Liability reported under statutory accounting
  practices.......................................   $6,496,144    $5,968,395
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (13,884)      (13,884)
Additional discount of workers' compensation
  reserves........................................      187,248       181,909
                                                     ----------    ----------
Liability reported on a GAAP basis................   $6,669,508    $6,136,420
                                                     ----------    ----------
                                                     ----------    ----------

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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Insurance Group applies a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The establishment of loss reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for extraordinary future emergence of new classes of losses not sufficiently represented in the Reliance Insurance Group's data base, or which are not yet able to be quantified. The Reliance Insurance Group regularly analyzes its reserves and reviews its pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Insurance Group consults with independent actuarial firms concerning reserving practices and levels. The subsidiaries of the Reliance Insurance Group are required by state insurance regulators to file, along with their statutory reports, an actuarial reserve opinion setting forth an actuary's assessment of its reserve status. Since 1992, the Reliance Insurance Group has used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because long tail claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variation in loss development is more likely in long tail lines of business. The Reliance Insurance Group attempts to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Insurance Group also limits the potential loss from a single event through the extensive use of reinsurance.

     In calculating the liability for loss reserves, the Reliance Insurance

Group discounts workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Insurance Group in workers' compensation reinsurance pools are discounted. The discounting of all claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $216.7 million, $230.0 million and $235.7 million at December 31, 1997, 1996 and 1995, respectively. The discount in 1997 was decreased by $0.5 million, in addition to discount amortization of $12.8 million, resulting in a decrease in pre-tax income of $13.3 million. The discount in 1996 was increased by $5.4 million, which was more than offset by discount amortization of $11.1 million, resulting in a reduction in pre-tax income of $5.7 million. The discount in 1995 was increased by $1.8 million, which was more than offset by discount amortization of $11.8 million, resulting in a reduction in pre-tax income of $10.0 million.

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

     Included in the liability for loss reserves at December 31, 1997 are $211.5 million ($192.9 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 for the years ended December 31, 1997, 1996 and 1995:

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                      1997        1996        1995
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
Net loss reserves, beginning of year.............................   $213,047    $101,008    $100,404
Provision for policy claims and related expenses.................      --        135,801      23,547
Payments for policy claims and related expenses..................    (20,114)    (23,762)    (22,943)
                                                                    --------    --------    --------
Net loss reserves, end of year...................................   $192,933    $213,047    $101,008
                                                                    --------    --------    --------
                                                                    --------    --------    --------

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

     Included in the December 31, 1997 net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 are $69.1 million of loss costs for claims incurred but not reported, $43.9 million of loss costs for reported claims and $79.9 million of related expenses.

     The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding for business written in or before 1987:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                           1997    1996
                                                                                           ----    ----
Number of insureds with outstanding claims, beginning of year...........................    402     447
Additional insureds with claims during the year.........................................    168     207
Insureds with closed or settled claims during the year..................................   (225)   (252)
                                                                                           ----    ----
Number of insureds with outstanding claims, end of year.................................    345     402
                                                                                           ----    ----
                                                                                           ----    ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims for business written in or before 1987 was $44,200 and $50,200 for the years 1997 and 1996, respectively.

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

     Since 1987, the Company has generally excluded coverage for most types of asbestos-related and environmental pollution claims from its general liability policies, other than policies specifically intended to provide environmental pollution and asbestos removal coverages. Policies written by the Company after 1987 ('post-1987 A&E business') which specifically intend to provide environmental pollution coverages are written primarily on a claims-made basis and those which specifically intend to provide asbestos removal coverages are written on an occurrence basis, generally with liability limits of $1.1 million (net of reinsurance), including defense costs.

     The liability for loss reserves at December 31, 1997 also included $29.6 million ($20.2 million net of reinsurance recoverables) of loss reserves pertaining to post-1987 A&E business. The following table presents information relating to the net loss reserves pertaining to claims for post-1987 A&E business for the years ended December 31, 1997, 1996 and 1995:

                                                                                DECEMBER 31,
                                                                        -----------------------------
                                                                         1997       1996       1995
                                                                        -------    -------    -------
                                                                               (IN THOUSANDS)
Net loss reserves, beginning of year.................................   $16,554    $15,829    $14,929
Provision for policy claims and related expenses.....................     6,758      4,053      1,891
Payments for policy claims and related expenses......................    (3,119)    (3,328)      (991)
                                                                        -------    -------    -------
Net loss reserves, end of year.......................................   $20,193    $16,554    $15,829
                                                                        -------    -------    -------
                                                                        -------    -------    -------

     The December 31, 1997 net loss reserves pertaining to claims for post-1987 A&E business include $13.6 million of loss costs for claims incurred but not reported, $2.3 million of loss costs for reported claims and $4.3 million of related expenses.

     The following table presents information related to the number of insureds with claims outstanding for post-1987 A&E business:

                                                                                           DECEMBER 31,
                                                                                          --------------
                                                                                          1997      1996
                                                                                          ----      ----
Number of insureds with outstanding claims, beginning of year..........................    86        88
Additional insureds with claims during the year........................................   155        44
Insureds with closed or settled claims during the year.................................   (74)      (46)
                                                                                          ----      ----
Number of insureds with outstanding claims, end of year................................   167        86
                                                                                          ----      ----
                                                                                          ----      ----


     The average net paid loss per insured for claims for post-1987 A&E business was $24,000 and $56,800 for the years 1997 and 1996, respectively.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Insurance Group are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking to maximize total return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to 'Financial Review--Property and Casualty Insurance Investment Portfolio' on page 27 of the Company's 1997 Annual Report and Note 3 to the Consolidated Financial Statements.

     At December 31, 1997, the Reliance Insurance Group's investment portfolio was $3.8 billion (at cost) with 90% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 10% in equity securities, approximately 25% of which were convertible preferred stock. The following table details the distribution of the Reliance Insurance Group's investments at December 31, 1997:

                                           AMORTIZED       MARKET       CARRYING
                                              COST         VALUE         VALUE
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and
       government agencies and
       authorities......................   $  438,885    $  443,032    $  443,032
     States, municipalities and
       political subdivisions...........      130,922       139,473       139,473
     Foreign-government.................       68,766        72,403        72,403
     Foreign-other......................       20,150        22,665        22,665
     Public utilities...................      340,477       351,680       351,680
     Convertibles and bonds with
       warrants attached................       60,736        69,450        69,450
     All other corporate bonds and
       notes............................      730,416       755,206       755,206
  Redeemable preferred stocks...........      424,611       463,764       463,764
                                           ----------    ----------    ----------
                                            2,214,963     2,317,673     2,317,673
                                           ----------    ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and
       political subdivisions...........        6,796         6,752         6,796
     Foreign-government.................      129,571       137,544       129,571
     Foreign-other......................       17,218        18,432        17,218
     Public utilities...................      249,202       257,434       249,202
     All other corporate bonds and
       notes............................      141,620       147,211       141,620
  Redeemable preferred stocks...........       91,712        96,371        91,712

                                           ----------    ----------    ----------
                                              636,119       663,744       636,119
                                           ----------    ----------    ----------
       Total fixed maturities...........    2,851,082     2,981,417     2,953,792
                                           ----------    ----------    ----------
Equity securities (1):
  Common stocks:
     Public utilities...................       11,142        13,214        13,214
     Banks, trusts and insurance
       companies........................       19,435        38,067        38,067
     Industrial and other...............      213,325       491,437       491,437
  Nonredeemable preferred stocks........      132,163       165,845       165,845
                                           ----------    ----------    ----------
                                              376,065       708,563       708,563
                                           ----------    ----------    ----------
  Short-term investments (2)............      527,367       527,367       527,367
                                           ----------    ----------    ----------
       Total investment portfolio.......   $3,754,514    $4,217,347    $4,189,722
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

                                 COST AND CARRYING
                                       VALUE
                                 -----------------
                                  (IN THOUSANDS)
Mortgage Loans (3)............      $     3,686
Investments in real estate....          126,800

------------------

(1) Does not include investment in Zenith National Insurance Corp. which, as of December 31, 1997, had a carrying value of $166.7 million and a market value of $169.3 million. See 'Investee Companies.'

(2) Includes cash of $39.8 million.

(3) In the Consolidated Financial Statements, mortgage loans are included in premiums and other receivables.

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

     At December 31, 1997, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                              PERCENT
                                  CARRYING       MARKET      OF MARKET
                                   VALUE         VALUE         VALUE
                                 ----------    ----------    ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A......................   $1,641,451    $1,659,480        56%
BBB...........................      591,839       601,386        20
                                 ----------    ----------       ---
     Total investment grade...    2,233,290     2,260,866        76
                                 ----------    ----------       ---
BB to B.......................      527,941       527,992        18
CCC to D......................       11,701        11,701        --
Non-rated.....................      180,860       180,858         6
                                 ----------    ----------       ---
     Total....................   $2,953,792    $2,981,417       100%
                                 ----------    ----------       ---
                                 ----------    ----------       ---

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

     As of February 27, 1998, the Reliance Insurance Group owned 5,367,951 shares of common stock of Symbol Technologies, Inc. ('Symbol'), representing 13.7% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of February 27, 1998, the market value of the Reliance Insurance Group's investment in Symbol was $274,101,000 (based upon the closing price of Symbol common stock on such date as reported by the NYSE), with a cost basis of $27,252,000. Certain executive officers of the Company serve, at the Company's request, as directors of Symbol.

     At December 31, 1997, the Company's real estate operations had holdings with a carrying value of $126.8 million, which includes office buildings and other commercial properties with an aggregate carrying value of $91.8 million, and undeveloped land with a carrying value of $35.0 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio (including Commonwealth/Transnation's investment portfolio) for each of the years ended December 31, 1997, 1996 and 1995:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1997           1996           1995
                                           ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments (1).................   $3,764,220     $3,625,144     $3,394,988
Net investment income...................      267,895        260,275        243,268
Realized gains (losses).................          476         (5,686)        10,521
Increase (decrease) in unrealized
  gains.................................      103,992        (68,739)       329,457
Average annual yield:
     Net investment income..............         7.12%          7.18%          7.17%
     Realized gains (losses)............         0.01          (0.15)          0.31
     Increase (decrease) in unrealized
       gains............................         2.76          (1.90)          9.70
                                           ----------     ----------     ----------
Return on fixed maturities..............         9.89%          5.13%         17.18%
                                           ----------     ----------     ----------

                                           ----------     ----------     ----------
Equity Securities (2):
Average investments (1).................   $  727,287     $  703,121     $  600,206
Net investment income...................       11,017         12,425         19,317
Realized gains..........................       55,666         58,296         23,811
Increase in unrealized gains............       51,945         15,939        182,507
Average annual yield:
     Net investment income..............         1.51%          1.77%          3.22%
     Realized gains.....................         7.66           8.29           3.97
     Increase in unrealized gains.......         7.14           2.27          30.40
                                           ----------     ----------     ----------
Return on equity securities.............        16.31%         12.33%         37.59%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Total weighted average return on fixed
  maturities and equity securities
  (3)...................................        10.93%          6.30%         20.25%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------

------------------

(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1997, 1996 and 1995.

(2) Does not include investment in Zenith National Insurance Corp. See 'Investee Companies.'

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1997 fixed maturity portfolio market value would be approximately 0.74%.

     The carrying value and market value at December 31, 1997 of fixed maturities for which interest is payable on a deferred basis was $115.1 million.

INVESTEE COMPANIES

     As of February 27, 1998, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ('Zenith'), representing 38.9% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of February 27, 1998 the market value of the Reliance Insurance Group's investment in Zenith was $179,565,000 (based upon the closing price of Zenith common stock on such date as reported by the NYSE), with a carrying value of $166,673,000. Certain executive officers of the Company serve, at the Company's request, as directors of Zenith. The Company's investment in Zenith is accounted for by the equity method. See Note 4 to the Consolidated Financial Statements.

     As of February 27, 1998, the date of the completion of the Title Sale, the Reliance Insurance Group owned 4,039,473 shares of common stock of LandAmerica, representing 26.8% of the outstanding common stock of LandAmerica, a Viginia-based title insurance company which is the largest title insurer in the United States based on the combined revenues of LandAmerica and Commonwealth/Transnation Title, and owned 2,200,000 shares of the 7% preferred stock of LandAmerica having an aggregate stated value of $110,000,000 and initially convertible into 4,824,561 shares of LandAmerica common stock. As of February 27, 1998 the market value and carrying value of the Reliance Insurance Group's investment in LandAmerica was $395,512,000 (based upon the average price of LandAmerica common stock on such date as reported by the NYSE and upon an investment banker's valuation of the preferred stock). Certain executive officers of the Company serve, at the Company's request, as directors of LandAmerica. The Company's investment in LandAmerica for periods subsequent to the sale of Commonwealth/Transnation Title will be accounted for by the equity method. See Note 2 to the Consolidated Financial Statements.

REGULATION

     The businesses of the Reliance Insurance Group, in common with those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These include the licensing of companies and agents to transact business, the imposition of monetary penalties for rules violations, varying degrees of control over premium rates, the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Other legislation obliges the Reliance Insurance Group to offer policies or assume risks in various markets which it would not seek if it were acting solely in its own interest. While such regulation and legislation is sometimes burdensome, inasmuch as all insurance companies similarly situated are subject to such controls, the Company does not believe that the competitive position of the Reliance Insurance Group is affected adversely.

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

     The Insurance Law of Pennsylvania limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as 'undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer.' In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the insurance company's reinsurance and the adequacy of the insurance company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.


     The total amount of common stock dividends paid by Reliance Insurance Company during 1997, 1996 and 1995 was $114.6 million, $111.5 million and $111.5 million, respectively. During 1998, $130.1 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its operating cash needs. On March 5, 1998, Reliance Insurance Company obtained the approval of the Pennsylvania Insurance Department to pay an extraordinary dividend in the amount of an additional $135.0 million, representing a portion of the gain from the sale of Commonwealth/Transnation Title. The Company plans to use funds provided by the dividend to purchase approximately $125 million of its outstanding debt.

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

     Reliance Insurance Company had values which in 1997 fell outside of the usual range for two NAIC financial ratio ranges. Both financial ratio ranges are intended to permit the NAIC to monitor insurance companies' performance with respect to such ranges. With respect to the first test, Liabilities to Liquid Assets, investments in affiliates are excluded from the definition of liquid assets. Reliance Insurance Company is the parent company of all of the property and casualty companies of the Reliance Insurance Group and therefore the results for this test consistently fall outside the usual range. The Company believes that it has sufficient marketable assets on hand to make timely payment of claims and to meet other operating requirements. With respect to the second test, Estimated Current Reserve Deficiency to Surplus, Reliance Insurance Company's growth in earned premiums in 1997, in conjunction with a change in the mix of business to more short-tailed lines, caused test results to fall outside of the usual range. The Company believes that its value for this range is not reflective of the adequacy of Reliance Insurance Company's current reserves.


     From time to time, states have adopted or considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. In 1988, California approved an initiative statute designated as Proposition
103. Proposition 103 contained, among others, provisions relating to the rollback of rates for property and casualty insurance policies issued or renewed between November 8, 1988 and November 7, 1989 (the 'Rollback Year') to levels which were at least 20% less than rates for the same coverage which were in effect on November 8, 1987. On January 31, 1996, the Company reached a settlement with the California Department of Insurance resolving the Company's total liability under Proposition 103 with respect to the Rollback Year. No assurance can be given as to what effect the adoption of similar legislation or regulations in the future would have on the ability of the Company to raise its rates.

COMPETITION

     The markets in which the Company's businesses compete are highly competitive. The property and casualty insurance business is fragmented and no single company dominates any of the markets in which the Company operates. The Reliance Insurance Group competes with individual companies and with groups of affiliated companies with greater financial resources, larger sales forces and more widespread agency and broker relationships. Competition in the property and casualty insurance industry is based primarily on price, product design and service. In addition, because the Reliance Insurance Group sells policies primarily through agents and insurance brokers who are not obligated to choose the policies of the Reliance Insurance Group over those of another insurer, the Reliance Insurance Group must compete for agents and brokers and for the business they control. Such competition is based upon price, product design, policyholder service, commissions and service to agents and brokers.

     RCG Information Technology competes with other national mid-size information technology services companies, as well as smaller computer professional supplemental staffing firms. Competition in the information technology consulting business is based primarily on price, service, quality of the solutions provided and the availability of qualified computer professionals.

SALE OF SUBSIDIARY

     On December 31, 1997, the Company sold all of the issued and outstanding common stock of its subsidiary, Prometheus Funding Corp. ('Prometheus'), formerly known as Frank B. Hall & Co. Inc. ('Hall'), an insurance broker. Prometheus had previously sold substantially all of its operating assets and insurance brokerage, employee benefits consulting and related services businesses.

ITEM 2. PROPERTIES

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1997, the Company and its consolidated subsidiaries (excluding Commonwealth/Transnation) employed approximately 5,850 persons in approximately 150 offices.


ITEM 3. LEGAL PROCEEDINGS

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

     In addition, the Company is subject to the litigation set forth in Note 15 to the Consolidated Financial Statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age and position of each of the executive officers of the Company:

         NAME AND AGE                               POSITION
-------------------------------  -----------------------------------------------

Saul P. Steinberg (58).........  Chairman of the Board and Chief Executive
                                   Officer

Robert M. Steinberg (55).......  President, Chief Operating Officer and Director

George E. Bello (62)...........  Executive Vice President, Controller and
                                   Director

Lowell C. Freiberg (58)........  Senior Vice President, Chief Financial Officer
                                   and Director

Henry A. Lambert (62)..........  Senior Vice President--Real Estate Investments
                                   and Operations

Dennis J. O'Leary (50).........  Senior Vice President--Taxes

Philip S. Sherman (49).........  Senior Vice President--Group Controller

Bruce L. Sokoloff (49).........  Senior Vice President--Administration

Howard E. Steinberg (53).......  Senior Vice President, General Counsel and
                                   Corporate Secretary

James E. Yacobucci (46)........  Senior Vice President--Investments and Director

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


     Robert M. Steinberg became a Director of the Company in 1981 and President and Chief Operating Officer in 1982. He has held various positions with predecessors of the Company since 1965. In October 1984, Mr. Steinberg was elected Chairman of the Board and Chief Executive Officer of Reliance Insurance Company. He is a Director of LandAmerica Financial Group, Inc. and Zenith National Insurance Corp. Mr. Steinberg is a member of the Executive Committee and the Regular Compensation Committee of the Board of Directors. Mr. Steinberg is the brother of Saul P. Steinberg and the brother-in-law of Bruce L. Sokoloff.

     George E. Bello became Executive Vice President and Controller and a Director of the Company in 1982. He has held various positions with predecessors of the Company since 1968. He is a Director of Horizon Health Corporation, LandAmerica Financial Group, Inc., United Dental Care, Inc. and Zenith National Insurance Corp. Mr. Bello is a member of the Finance Committee of the Board of Directors.

     Lowell C. Freiberg became Senior Vice President and a Director of the Company in 1982 and Chief Financial Officer in 1985. He also served as Treasurer of the Company from 1982 until March 1994. Mr. Freiberg has held various positions with predecessors of the Company since 1969. He is a Director of

LandAmerica Financial Group, Inc. and Symbol Technologies, Inc. Mr. Freiberg is a member of the Finance Committee of the Board of Directors.

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


     James E. Yacobucci became a Director of the Company and Senior Vice President--Investments of Reliance Insurance Company in May 1989. He became Senior Vice President--Investments of the Company in December 1990.

     Officers are not elected for a fixed term of office but serve at the discretion of the Board of Directors. Certain executive officers have employment agreements with the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     See the information in 'Market and Dividend Information for Common Stock' on page 60 of the Reliance Group Holdings 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Selected Financial Data' on pages 21 and 22 of the Reliance Group Holdings 1997 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in 'Reliance Group Holdings, Inc. & Subsidiaries Financial Review' on pages 24 through 30 of the Reliance Group Holdings 1997 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 31 through 57 of the Reliance Group Holdings 1997 Annual Report, which information is incorporated herein by reference, are listed in
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers of the Company is included in
Part I of this report under the caption 'Executive Officers of the Registrant.'

     Information regarding the directors of the Company is incorporated herein by reference from its Proxy Statement for the Annual Meeting of Stockholders to

be held May 14, 1998, under the caption 'Proposal 1--Election of Directors.'

ITEM 11. EXECUTIVE COMPENSATION.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998, under the caption 'Executive Compensation,' which information (other than the information under the captions 'Executive Compensation--Report of Compensation Committees of the Board' and 'Executive Compensation--Performance Graph') is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998, under the caption 'Security Ownership of Certain Beneficial Owners and Management,' which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998, under the captions 'Executive Compensation--Compensation Committee Interlocks and Insider Participation' and 'Related Party Transactions,' which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Group Holdings, Inc. and Subsidiaries, which appear on pages 31 through 57 of the Reliance Group Holdings 1997 Annual Report, are incorporated herein by reference.

                                                               PAGE REFERENCE
                                                             -------------------
                                                                           1997
                                                                          ANNUAL
                                                             FORM 10-K    REPORT
                                                             ---------    ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:
  Independent Auditors' Report............................      A-1        58
  Consolidated Financial Statements at December 31, 1997
     and 1996 and for the three years ended December 31,
     1997:
       Statement of Income................................                 31
       Balance Sheet......................................                 32

       Statement of Changes in Shareholders' Equity.......                 33
       Statement of Cash Flows............................                 34
       Notes to Financial Statements (1-18)...............                35-57

    2. FINANCIAL STATEMENT SCHEDULES.

I  -- Summary of Investments of Insurance Subsidiaries --
       Other Than Investments in Related Parties..........      A-2
II -- Condensed Financial Information of the Registrant at
       December 31, 1997 and 1996 and for the three years
       ended December 31, 1997:
      Statement of Income.................................      A-3
      Balance Sheet.......................................      A-4
      Statement of Cash Flows.............................      A-5
III -- Supplementary Insurance Information................      A-6
IV -- Reinsurance.........................................      A-7
VI -- Supplemental Information Concerning Property and
       Casualty Insurance Operations......................      A-8

     Pursuant to Rule 1-02(w) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. met the definition of a 'significant subsidiary' in 1996. Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

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


 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
    3.4   Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27, 1993 (incorporated by reference to
           Exhibit 4.5 to Registration Statement No. 33-67396).

    *4.

   +10.1   Employment Agreement between Reliance Group Holdings and Saul P.
           Steinberg, dated as of February 15, 1996 (and the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing George E. Bello, Lowell C. Freiberg, Howard E. Steinberg and
           Robert M. Steinberg as having employment agreements identical in all respects to Exhibit 10.1 other than as specified in such schedule)
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996).

   +10.2 Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of
           February 15, 1996 (and the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing George E. Bello,
           Lowell C. Freiberg, Howard E. Steinberg and Robert M. Steinberg as having amendments to their employment agreements identical in all respects to Exhibit 10.2 other than as specified in such schedule).

   +10.3   Employment Agreement between Reliance Insurance Company and Saul P.
           Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing Robert M. Steinberg as having an employment agreement identical in all respects to Exhibit 10.3) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1996).

   +10.4   Employment Agreement between Reliance Group Holdings and Bruce L.
           Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996).

   +10.5 Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and Bruce L. Sokoloff, dated as of
           May 15, 1996.

   +10.6   1986 Stock Option Plan of Reliance Group Holdings, as amended
           (incorporated by reference to Exhibit 19.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1990).

   +10.7   Amended and Restated 1994 Stock Option Plan for Non-Employee
           Directors.


   +10.8   The Reliance Group Holdings, Inc. 1994 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1994).

   +10.9   The Reliance Group Holdings, Inc. 1997 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1997).

   +10.10  The Reliance Group Holdings, Inc. Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1997).

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

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
   +10.11  The Reliance Group Holdings, Inc. Key Employee Share Option Plan.

   +10.12 The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.13  The 1995 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan (incorporated by reference to Exhibit 10.15 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1995).

   +10.14  The 1996 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan (incorporated by reference to Exhibit 10.19 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1996).

   +10.15  The Executive Bonus Plan for James E. Yacobucci, Senior Vice
           President-Investments, of Reliance Group Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly

           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.16  Reliance National Risk Specialists 1988 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1988).

   +10.17  Reliance National Risk Specialists 1992 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

   +10.18  Reliance National Risk Specialists 1993 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.10 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

   +10.19  Reliance National Risk Specialists 1994 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.14 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1994).

   +10.20  Reliance National Risk Specialists 1995 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.25 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.21  Reliance National Risk Specialists Supplemental Key Management
           Incentive Plan (effective for policy years 1993, 1994 and 1995)
           (incorporated by reference to Exhibit 10.26 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.22  Reliance National Risk Specialists 1996 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.27 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.23  Reliance National Risk Specialists 1997 Key Management Incentive
           Plan.

   +10.24 Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance Company and Dennis Busti
           (incorporated by reference to Exhibit 10.8 to Reliance Insurance
           Company's Annual Report on Form 10-K for the year ended December 31,
           1988).

    10.25  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall
           & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1992).

------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
    10.26  Agreement and Plan of Merger, dated as of July 24, 1992, among
           Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
           (incorporated by reference to Exhibit 2.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1992).

    10.27  Employee Benefit Agreement, dated July 24, 1992, among Reliance
           Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.28 Amendment, dated November 2, 1992, to Exhibit 10.25 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1992).

    10.29  Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc.
           and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    10.30  Amendment No. 1, dated April 21, 1997, to Exhibit 10.29
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1997).

    10.31  Stock Purchase Agreement, dated as of December 31, 1997, among Bear
           Stearns Acquisition Corp. XVI, Reliance National (U.K.) Ltd. and
           Reliance Insurance Company.

    10.32  Amended and Restated Stock Purchase Agreement, dated as of December
           11, 1997 by and among Reliance Insurance Company, LandAmerica and
           Lawyers Title Insurance Corporation (incorporated by reference to
           Appendix A to LandAmerica's definitive Proxy Statement filed with the Securities and Exchange Commission on January 29, 1998).

    10.33 Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica, Reliance Group Holdings and Reliance
           Insurance Company (incorporated by reference to Exhibit 10.26 to
           LandAmerica's Annual Report on Form 10-K for the year ended December
           31, 1997).


    10.34 Registration Rights Agreement, dated as of February 27, 1998, by and among LandAmerica and Reliance Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's Annual Report on Form
           10-K for the year ended December 31, 1997).

    10.35  Articles of Amendment to LandAmerica's Articles of Incorporation
           (incorporated by reference to Exhibit 4.2 to LandAmerica's Form 8-A filed with the Securities and Exchange Commission on February 27,
           1998).

    13.1   Reliance Group Holdings 1997 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule.

  **99.1   Annual Report on Form 11-K of Reliance Insurance Company Savings
           Incentive Plan for the year ended December 31, 1997.

------------------
** To be filed by Amendment.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 1998.

                                          RELIANCE GROUP HOLDINGS, INC.


                                          BY:   /s/   SAUL P. STEINBERG
                                                -----------------------------
                                                      SAUL P. STEINBERG
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------


/s/  SAUL P. STEINBERG       Chairman of the Board,                    March 30, 1998
------------------------
     SAUL P. STEINBERG         Principal Executive Officer
                               and Director

/s/   GEORGE E. BELLO        Principal Accounting                      March 30, 1998
------------------------
      GEORGE E. BELLO          Officer and Director

/s/   LOWELL C. FREIBERG     Principal Financial                       March 30, 1998
------------------------
      LOWELL C. FREIBERG       Officer and Director

/s/   GEORGE R. BAKER        Director                                  March 30, 1998
------------------------
      GEORGE R. BAKER

/s/   DENNIS A. BUSTI        Director                                  March 30, 1998
------------------------
      DENNIS A. BUSTI

/s/   THOMAS P. GERRITY      Director                                  March 30, 1998
------------------------
      THOMAS P. GERRITY

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------

/s/   JEWELL J. MCCABE       Director                                  March 30, 1998
------------------------
      JEWELL J. MCCABE

/s/   IRVING SCHNEIDER       Director                                  March 30, 1998
------------------------
      IRVING SCHNEIDER

/s/   BERNARD L. SCHWARTZ    Director                                  March 30, 1998
------------------------
      BERNARD L. SCHWARTZ

/s/   RICHARD E. SNYDER      Director                                  March 30, 1998
------------------------
      RICHARD E. SNYDER

/s/   ROBERT M. STEINBERG    Director                                  March 30, 1998
------------------------
      ROBERT M. STEINBERG

/s/   JAMES E. YACOBUCCI     Director                                  March 30, 1998
------------------------
      JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Reliance Group Holdings, Inc.
New York, New York

We have audited the consolidated financial statements of Reliance Group Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 13, 1998, except as to notes 1 and 2, as to which the date is February 27, 1998 and note 10, as to which the date is March 5, 1998, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Emerging Issues Task Force Issue No. 97-13, 'Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation'; such consolidated financial statements and report are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Group Holdings, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York

February 13, 1998, except as to notes 1
and 2 of the consolidated financial statements, as to which the date is February 27, 1998, and note 10 of the consolidated financial statements, as to which the date is March 5, 1998

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS OF INSURANCE SUBSIDIARIES -- OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------
                                 COLUMN A                                     COLUMN B     COLUMN C     COLUMN D
-----------------------------------------------------------------------------------------------------------------
                                                                                                       AMOUNT AT
                                                                                                         WHICH
                                                                                                        SHOWN IN
                                                                                                          THE
                                                                                                        BALANCE
                            TYPE OF INVESTMENT                                  COST        VALUE        SHEET
-----------------------------------------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and government agencies
       and authorities.....................................................  $  438,885   $  443,032   $  443,032
     States, municipalities and political subdivisions.....................     130,922      139,473      139,473
     Foreign -- government.................................................      68,766       72,403       72,403
     Foreign -- other......................................................      20,150       22,665       22,665
     Public utilities......................................................     340,477      351,680      351,680
     Convertibles and bonds with warrants attached.........................      60,736       69,450       69,450
     All other corporate bonds and notes...................................     730,416      755,206      755,206
  Redeemable preferred stocks..............................................     424,611      463,764      463,764
                                                                             ----------   ----------   ----------
                                                                              2,214,963    2,317,673    2,317,673
                                                                             ----------   ----------   ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and political subdivisions.....................       6,796        6,752        6,796
     Foreign -- government.................................................     129,571      137,544      129,571
     Foreign -- other......................................................      17,218       18,432       17,218
     Public utilities......................................................     249,202      257,434      249,202
     All other corporate bonds and notes...................................     141,620      147,211      141,620
  Redeemable preferred stocks..............................................      91,712       96,371       91,712
                                                                             ----------   ----------   ----------
                                                                                636,119      663,744      636,119
                                                                             ----------   ----------   ----------
Equity securities:
  Common stocks:
     Public utilities......................................................      11,142       13,214       13,214
     Banks, trusts and insurance companies.................................      19,435       38,067       38,067
     Industrial and other..................................................     213,325      491,437      491,437

  Nonredeemable preferred stocks...........................................     132,163      165,845      165,845
                                                                             ----------   ----------   ----------
                                                                                376,065      708,563      708,563
                                                                             ----------   ----------   ----------
Short-term investments.....................................................     487,614      487,614      487,614
                                                                             ----------   ----------   ----------
Cash.......................................................................      39,753       39,753       39,753
                                                                             ----------   ----------   ----------
                                                                                          $4,217,347
                                                                                          ----------
                                                                                          ----------
Mortgage loans(1)..........................................................       3,686                     3,686
Investments in real estate(2)..............................................     114,223                   114,223
                                                                             ----------                ----------
                                                                             $3,872,423                $4,307,631
                                                                             ----------                ----------
                                                                             ----------                ----------

(1) In the consolidated financial statements, mortgage loans are included in premiums and other receivables.
(2) Excludes investments in real estate held by non-insurance subsidiaries with a cost and carrying value of $12,599,000.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

STATEMENT OF INCOME

YEAR ENDED DECEMBER 31                         1997         1996         1995
-----------------------------------------------------------------------------
(In thousands)
REVENUES:
Dividends from subsidiaries...........     $315,272     $110,000     $110,000
Interest (including $4,598, $6,415 and
  $5,543 from subsidiaries)...........        5,214        7,246        6,153
                                         ----------   ----------   ----------
                                            320,486      117,246      116,153
                                         ----------   ----------   ----------
EXPENSES:
Interest (including $8,032, $21,212
  and $20,408 to subsidiaries)........       76,032       89,220       88,391
General and administrative............       42,268       36,081       35,600
                                         ----------   ----------   ----------
                                            118,300      125,301      123,991
                                         ----------   ----------   ----------
                                            202,186       (8,055)      (7,838)
Income tax benefit....................       40,219       42,488       49,699
                                         ----------   ----------   ----------
INCOME BEFORE EQUITY IN SUBSIDIARIES
  AND INVESTEE COMPANY................      242,405       34,433       41,861
Equity in subsidiaries (net income
  less dividends received)............      (12,907)       4,866       46,263
Equity in investee company............        7,675        8,908        7,792
Loss on sale of discontinued
  operation...........................       (1,312)          --           --
Loss on disposal of discontinued
  operations of investee company......           --           --       (4,497)
                                         ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..............................      235,861       48,207       91,419
Extraordinary item--early
  extinguishment of subsidiary debt...           --           --       (3,363)
Cumulative effect of change in
  accounting for subsidiaries' process
  reengineering costs.................       (6,442)          --           --
                                         ----------   ----------   ----------
NET INCOME............................   $  229,419   $   48,207      $88,056
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(a)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

BALANCE SHEET

ASSETS
                 DECEMBER 31                   1997         1996
----------------------------------------------------------------
(In thousands, except per share
  amount)

Cash..................................   $      147   $      184
Investments in subsidiaries...........    1,618,853    1,576,719
Due from subsidiaries.................       80,849      101,529
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization........................       26,873       27,982
Other assets..........................       41,353       30,719
                                         ----------   ----------
                                         $1,768,075   $1,737,133
                                         ----------   ----------
                                         ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
Accounts payable and accrued
  expenses............................   $   46,772   $   46,981
Federal income taxes, including
  deferred taxes......................       94,346       87,752
Debentures............................      650,000      650,000
Due to subsidiaries...................       14,442      275,720
                                         ----------   ----------
                                            805,560    1,060,453
                                         ----------   ----------
Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per
     share, 225,000 shares authorized,
     114,857 and 114,282 shares issued
     and outstanding..................       11,486       11,428
  Additional paid-in capital..........      542,049      540,465
  Retained earnings (deficit)
     (including undistributed net income
      of subsidiaries of $376,752 and

     $388,426)........................      142,701      (50,012)
  Net unrealized gain on investments
     of subsidiaries..................      292,081      198,786
  Net unrealized loss on foreign
     currency translation of
     subsidiaries.....................      (25,802)     (23,987)
                                         ----------   ----------
                                            962,515      676,680
                                         ----------   ----------
                                         $1,768,075   $1,737,133
                                         ----------   ----------
                                         ----------   ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(a)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                         1997         1996         1995
-----------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................   $  229,419   $   48,207   $   88,056
Equity in undistributed net income of
  subsidiaries and investee company...     (190,598)     (13,774)     (46,195)
Other--net............................        9,982       (5,354)       4,583
                                         ----------   ----------   ----------
                                             48,803       29,079       46,444
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Other--net............................       (8,386)        (555)        (290)
                                         ----------   ----------   ----------
                                             (8,386)        (555)        (290)
                                         ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amounts due
  to/from subsidiaries--net...........       (6,199)       2,160      (11,325)
Issuance of common stock..............        2,451        5,838        1,196
Dividends.............................      (36,706)     (36,525)     (36,242)
                                         ----------   ----------   ----------
                                            (40,454)     (28,527)     (46,371)
                                         ----------   ----------   ----------
Decrease in cash......................          (37)          (3)        (217)
Cash, beginning of year...............          184          187          404
                                         ----------   ----------   ----------

Cash, end of year.....................   $      147   $      184   $      187
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In 1997, investments in subsidiaries and due to subsidiaries were reduced by $202,272,000 to reflect a non-cash dividend from subsidiaries. Also in 1997, investments in subsidiaries, due to subsidiaries and due from subsidiaries were reduced to reflect the elimination of intercompany balances of a dormant subsidiary.

In 1995, investments in subsidiaries and due to susidiaries were reduced by $41,167,000 to reflect the elimination of intercompany balances of certain dormant subsidiaries.

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

-------------------------------------------------------------------------------------------------------------------------
           COLUMN A                 COLUMN B        COLUMN C       COLUMN D       COLUMN E       COLUMN F       COLUMN G
-------------------------------------------------------------------------------------------------------------------------
                                    DEFERRED         UNPAID                                                      POLICY
                                     POLICY        CLAIMS AND                                      NET         CLAIMS AND
                                   ACQUISITION      RELATED        UNEARNED       PREMIUMS      INVESTMENT     SETTLEMENT
            SEGMENT                   COSTS         EXPENSES       PREMIUMS        EARNED         INCOME        EXPENSES
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1997:
Property and casualty..........     $ 248,572      $6,669,508     $1,722,258     $1,947,016      $263,981      $1,263,086
Title..........................            --        272,792             --         863,746        30,990         41,473
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                    $ 248,572      $6,942,300     $1,722,258     $2,810,762      $294,971      $1,304,559
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                   -----------     ----------     ----------     ----------     ----------     ----------
Year Ended December 31, 1996:
Property and casualty..........     $ 215,438      $6,136,420     $1,468,299     $1,800,854      $257,133      $1,350,337
Title..........................            --        264,838             --         780,157        30,455         61,116
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                    $ 215,438      $6,401,258     $1,468,299     $2,581,011      $287,588      $1,411,453
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                   -----------     ----------     ----------     ----------     ----------     ----------
Year Ended December 31, 1995:
Property and casualty..........     $ 194,648      $5,764,352     $1,299,465     $1,774,591      $247,343      $1,201,959
Title..........................            --        240,777             --         671,947        27,946         58,486
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                    $ 194,648      $6,005,129     $1,299,465     $2,446,538      $275,289      $1,260,445
                                   -----------     ----------     ----------     ----------     ----------     ----------
                                   -----------     ----------     ----------     ----------     ----------     ----------

--------------------------------------------------------------------------
           COLUMN A                COLUMN H        COLUMN I       COLUMN J
---------------------------------------------------------------------------
                                 AMORTIZATION
                                 OF DEFERRED
                                    POLICY          OTHER
                                 ACQUISITION      INSURANCE       PREMIUMS
            SEGMENT                 COSTS          EXPENSES       WRITTEN
---------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1997:
Property and casualty..........    $487,432       $  219,698     $2,065,847
                                                                 ----------

                                                                 ----------
Title..........................          --          789,853
                                 ------------     ----------
                                   $487,432       $1,009,551
                                 ------------     ----------
                                 ------------     ----------
Year Ended December 31, 1996:
Property and casualty..........    $414,636       $  201,485     $1,846,199
                                                                 ----------
                                                                 ----------
Title..........................          --          711,185
                                 ------------     ----------
                                   $414,636       $  912,670
                                 ------------     ----------
                                 ------------     ----------
Year Ended December 31, 1995:
Property and casualty..........    $411,979       $  197,112     $1,779,040
                                                                 ----------
                                                                 ----------
Title..........................          --          629,051
                                 ------------     ----------
                                   $411,979       $  826,163
                                 ------------     ----------
                                 ------------     ----------

                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE

------------------------------------------------------------------------------------------------------------------
                      COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E     COLUMN F

------------------------------------------------------------------------------------------------------------------
                                                                     CEDED      ASSUMED                 PERCENTAGE
                                                                       TO         FROM                  OF AMOUNT
                                                        GROSS        OTHER       OTHER        NET       ASSUMED TO
                                                        AMOUNT     COMPANIES    COMPANIES    AMOUNT        NET
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
YEAR ENDED DECEMBER 31, 1997:
Premiums:
  Property and casualty.............................  $3,232,403   $1,733,311   $447,924   $1,947,016      23.01%
  Title.............................................     862,499        1,338      2,585      863,746       0.30
                                                      ----------   ----------   --------   ----------
                                                      $4,094,902   $1,734,649   $450,509   $2,810,762      16.03
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------
Year Ended December 31, 1996:
Premiums:
  Property and casualty.............................  $2,894,096   $1,449,731   $356,489   $1,800,854      19.80
  Title.............................................     779,318        1,406      2,245      780,157       0.29
                                                      ----------   ----------   --------   ----------
                                                      $3,673,414   $1,451,137   $358,734   $2,581,011      13.90
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------
Year Ended December 31, 1995:
Premiums:
  Property and casualty.............................  $2,707,978   $1,284,023   $350,636   $1,774,591      19.76
  Title.............................................     671,222        1,649      2,374      671,947        .35
                                                      ----------   ----------   --------   ----------
                                                      $3,379,200   $1,285,672   $353,010   $2,446,538      14.43
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------

                                                                     SCHEDULE VI
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
      COLUMN A          COLUMN B      COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G          COLUMN H

----------------------------------------------------------------------------------------------------------------------------
                                                                                                             CLAIMS AND
                                       UNPAID                                                            SETTLEMENT EXPENSES
                        DEFERRED       CLAIMS                                                               (REDUNDANCY)
     AFFILIATION         POLICY         AND         DISCOUNT                                  NET        INCURRED RELATED TO
        WITH           ACQUISITION    RELATED     DEDUCTED IN     UNEARNED      EARNED     INVESTMENT    CURRENT      PRIOR
     REGISTRANT           COSTS       EXPENSES    COLUMN C(A)     PREMIUMS     PREMIUMS      INCOME        YEAR       YEARS
----------------------------------------------------------------------------------------------------------------------------
(In thousands)

Consolidated
subsidiaries:
YEAR ENDED
DECEMBER 31, 1997....   $ 248,572    $6,669,508     $216,704     $1,722,258   $1,947,016    $263,981    $1,299,066   ($35,980)
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------
Year Ended
December 31, 1996....   $ 215,438    $6,136,420     $229,963     $1,468,299   $1,800,854    $257,133    $1,211,672   $138,665
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------
Year Ended
December 31, 1995....   $ 194,648    $5,764,352     $235,664     $1,299,465   $1,774,591    $247,343    $1,163,447   $38,512
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------
                       -----------   ----------   ------------   ----------   ----------   ----------   ----------   --------

------------------------------------------------------------
      COLUMN A           COLUMN I      COLUMN J     COLUMN K
------------------------------------------------------------

                       AMORTIZATION      PAID
                       OF DEFERRED      CLAIMS
     AFFILIATION          POLICY         AND
        WITH           ACQUISITION    SETTLEMENT    PREMIUMS
     REGISTRANT           COSTS        EXPENSES     WRITTEN
-------------------------------------------------------------
(In thousands)
Consolidated
subsidiaries:
YEAR ENDED
DECEMBER 31, 1997....    $487,432     $1,330,898   $2,065,847
                       ------------   ----------   ----------

                       ------------   ----------   ----------
Year Ended
December 31, 1996....    $414,636     $1,225,834   $1,846,199
                       ------------   ----------   ----------
                       ------------   ----------   ----------
Year Ended
December 31, 1995....    $411,979     $1,140,537   $1,779,040
                       ------------   ----------   ----------
                       ------------   ----------   ----------

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

                                   EXHIBITS

                                      TO

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED     COMMISSION FILE NUMBER
                  DECEMBER 31, 1997                1-8278

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

     *4.

   +10.1   Employment Agreement between Reliance Group Holdings and Saul P.
           Steinberg, dated as of February 15, 1996 (and the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing George E. Bello, Lowell C. Freiberg, Howard E. Steinberg and
           Robert M. Steinberg as having employment agreements identical in all respects to Exhibit 10.1 other than as specified in such schedule)
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996).

   +10.2 Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of
           February 15, 1996 (and the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing George E. Bello,
           Lowell C. Freiberg, Howard E. Steinberg and Robert M. Steinberg as having amendments to their employment agreements identical in all respects to Exhibit 10.2 other than as specified in such schedule).

   +10.3   Employment Agreement between Reliance Insurance Company and Saul P.
           Steinberg, dated as of February 15, 1996 (and Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing Robert M. Steinberg as having an employment agreement identical in all respects to Exhibit 10.3) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1996).

   +10.4   Employment Agreement between Reliance Group Holdings and Bruce L.
           Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form

           10-Q for the quarter ended June 30, 1996).

   +10.5 Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and Bruce L. Sokoloff, dated as of
           May 15, 1996.

   +10.6   1986 Stock Option Plan of Reliance Group Holdings, as amended
           (incorporated by reference to Exhibit 19.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1990).

   +10.7   Amended and Restated 1994 Stock Option Plan for Non-Employee
           Directors.

   +10.8   The Reliance Group Holdings, Inc. 1994 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1994).

   +10.9   The Reliance Group Holdings, Inc. 1997 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1997).

   +10.10  The Reliance Group Holdings, Inc. Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1997).

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

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
   +10.11  The Reliance Group Holdings, Inc. Key Employee Share Option Plan.

   +10.12 The Reliance Group Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).


   +10.13  The 1995 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan (incorporated by reference to Exhibit 10.15 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1995).

   +10.14  The 1996 Amendment to The Reliance Group Holdings, Inc. Executive
           Bonus Plan (incorporated by reference to Exhibit 10.19 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1996).

   +10.15  The Executive Bonus Plan for James E. Yacobucci, Senior Vice
           President-Investments, of Reliance Group Holdings (incorporated by reference to Exhibit 10.4 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   +10.16  Reliance National Risk Specialists 1988 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1988).

   +10.17  Reliance National Risk Specialists 1992 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.9 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

   +10.18  Reliance National Risk Specialists 1993 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.10 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1993).

   +10.19  Reliance National Risk Specialists 1994 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.14 to Reliance
           Insurance Company's Annual Report on Form 10-K for the year ended
           December 31, 1994).

   +10.20  Reliance National Risk Specialists 1995 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.25 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.21  Reliance National Risk Specialists Supplemental Key Management
           Incentive Plan (effective for policy years 1993, 1994 and 1995)
           (incorporated by reference to Exhibit 10.26 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.22  Reliance National Risk Specialists 1996 Key Management Incentive
           Plan (incorporated by reference to Exhibit 10.27 to Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended December 31,
           1996).

   +10.23  Reliance National Risk Specialists 1997 Key Management Incentive
           Plan.


   +10.24 Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance Company and Dennis Busti
           (incorporated by reference to Exhibit 10.8 to Reliance Insurance
           Company's Annual Report on Form 10-K for the year ended December 31,
           1988).

    10.25  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall
           & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1992).

------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
    10.26  Agreement and Plan of Merger, dated as of July 24, 1992, among
           Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
           (incorporated by reference to Exhibit 2.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1992).

    10.27  Employee Benefit Agreement, dated July 24, 1992, among Reliance
           Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.28 Amendment, dated November 2, 1992, to Exhibit 10.25 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1992).

    10.29  Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc.
           and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    10.30  Amendment No. 1, dated April 21, 1997, to Exhibit 10.29
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended March
           31, 1997).

    10.31  Stock Purchase Agreement, dated as of December 31, 1997, among Bear
           Stearns Acquisition Corp. XVI, Reliance National, (U.K.) Ltd. and
           Reliance Insurance Company.


    10.32  Amended and Restated Stock Purchase Agreement, dated as of December
           11, 1997 by and among Reliance Insurance Company, LandAmerica and
           Lawyers Title Insurance Corporation (incorporated by reference to
           Appendix A to LandAmerica's definitive Proxy Statement filed with the Securities and Exchange Commission on January 29, 1998).

    10.33 Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica, Reliance Group Holdings and Reliance
           Insurance Company (incorporated by reference to Exhibit 10.26 to
           LandAmerica's Annual Report on Form 10-K for the year ended December
           31, 1997).

    10.34 Registration Rights Agreement, dated as of February 27, 1998, by and among LandAmerica and Reliance Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's Annual Report on Form
           10-K for the year ended December 31, 1997).

    10.35  Articles of Amendment to LandAmerica's Articles of Incorporation
           (incorporated by reference to Exhibit 4.2 to LandAmerica's Form 8-A filed with the Securities and Exchange Commission on February 27,
           1998).

    13.1   Reliance Group Holdings 1997 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule.

  **99.1   Annual Report on Form 11-K of Reliance Insurance Company Savings
           Incentive Plan for the year ended December 31, 1997.

------------------
** To be filed by Amendment.