Form 10-Q
period 1998-03-31
RELIANCE GROUP HOLDINGS INC
filed 1998-05-15
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 1998, 115,266,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X

                                                                          Page
                                                                           No.
                                                                           ---
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated Statement of Income for the Quarters
            Ended March 31, 1998 and 1997 (Unaudited).................      2

        Consolidated Balance Sheet at March 31, 1998 (Unaudited)
            and December 31, 1997.....................................      3

        Consolidated Statement of Changes in Shareholders' Equity
            for the Quarter Ended March 31, 1998 (Unaudited)..........      4

        Consolidated Condensed Statement of Cash Flows for the
            Quarters Ended March 31, 1998 and 1997 (Unaudited)........      5

        Notes to Consolidated Financial Statements (Unaudited)........      6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     10


PART II.    OTHER INFORMATION, AS APPLICABLE..........................     15

SIGNATURES............................................................     16

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


Quarter Ended March 31                                      1998         1997
-------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues:
Premiums earned .....................................  $   659,681  $   642,195
Net investment income ...............................       74,628       74,279
Gain on sales of investments ........................       51,952       15,304
Gain on sales of subsidiaries .......................      197,258         --
Other ...............................................       72,248       50,167
                                                       -----------  -----------
                                                         1,055,767      781,945
                                                       -----------  -----------
Claims and expenses:
Policy claims and settlement expenses ...............      348,113      319,226
Policy acquisition costs and other insurance expenses      311,238      329,462
Interest ............................................       22,780       22,120
Other operating expenses ............................       84,252       61,105
                                                       -----------  -----------
                                                           766,383      731,913
                                                       -----------  -----------
Income before income taxes and equity in
    investee companies ..............................      289,384       50,032
Provision for income taxes ..........................      (90,600)     (15,700)
Equity in investee companies ........................        3,510        1,554
                                                       -----------  -----------

Income from continuing operations ...................      202,294       35,886
Litigation settlement of discontinued operation .....         --         (7,500)
                                                       -----------  -----------

Income before extraordinary item ....................      202,294       28,386
Extraordinary item - early extinguishment of debt ...       (1,912)        --
                                                       -----------  -----------

Net income ..........................................  $   200,382  $    28,386
                                                       ===========  ===========

Basic per share information:
Income from continuing operations ...................  $      1.76  $       .31
                                                       ===========  ===========

Net income ..........................................  $      1.74  $       .25
                                                       ===========  ===========

Diluted per share information:
Income from continuing operations ...................  $      1.69  $       .30
                                                       ===========  ===========


Net income ..........................................  $      1.67  $       .24
                                                       ===========  ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                  March 31     December 31
                                                                     1998           1997
                                                                -----------   -----------
ASSETS
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $634,254 and $663,744)  ..............   $   605,386   $   636,119
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,432,472 and $2,214,963)  .........     2,521,602     2,317,673
     Equity securities - at quoted market (cost $296,823
        and $376,065)  ......................................       651,208       708,563
     Short-term investments .................................       566,738       487,614
Cash ........................................................        93,373        53,661
Premiums and other receivables ..............................     1,653,369     1,460,426
Reinsurance recoverables ....................................     4,566,496     4,241,015
Investment in investee companies ............................       565,488       166,673
Deferred policy acquisition costs ...........................       262,615       248,572
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ..............................       227,024       229,484
Other assets ................................................       490,236       494,067
Net assets of title insurance operations ....................          --         288,619
                                                                -----------   -----------

                                                                $12,203,535   $11,332,486
                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums ...........................................   $ 1,946,335   $ 1,722,258
Unpaid claims and related expenses ..........................     6,833,982     6,669,508
Accounts payable and accrued expenses .......................       724,222       579,582
Reinsurance ceded premiums payable ..........................       517,503       402,972
Federal and foreign income taxes, including deferred taxes ..       195,523        92,568
Term loans and short-term debt ..............................       225,243       253,083
Debentures and notes ........................................       605,356       650,000
                                                                -----------   -----------


                                                                 11,048,164    10,369,971
                                                                -----------   -----------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 115,209 and 114,857 shares
       issued and outstanding ...............................        11,521        11,486
     Additional paid-in capital .............................       544,068       542,049
     Retained earnings ......................................       333,874       142,701
     Accumulated other comprehensive income .................       265,908       266,279
                                                                -----------   -----------

                                                                  1,155,371       962,515
                                                                -----------   -----------

                                                                $12,203,535   $11,332,486
                                                                ===========   ===========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                      Accumulated Other
                                                                                    Comprehensive Income
                                                                                 ----------------------------
                                                                                                     Net
                                                                                                 Unrealized
                                                                                      Net         Loss on
                                                   Additional                     Unrealized      Foreign
                                        Common      Paid-In        Retained         Gain on       Currency        Shareholders'
                                         Stock      Capital        Earnings       Investments    Translation          Equity
                                     ----------  ------------    -----------     ------------    ------------     -------------
(In thousands, except per share amount)
Balance, January 1, 1998 .........   $  11,486   $   542,049   $    142,701      $   292,081      $  (25,802)     $    962,515

Issuance of common stock .........          35         1,719                                                             1,754

Transactions of investee
        company and other ........                       300                              42                               342

Net income .......................                                  200,382                                            200,382

Dividends ($.08 per share) .......                                   (9,209)                                            (9,209)

Depreciation after deferred
          income taxes. ..........                                                    (1,759)                           (1,759)

Foreign currency translation .....                                                                     1,346             1,346
                                     ----------  ------------    -----------     ------------    ------------     -------------

Balance, March 31, 1998. .........   $  11,521   $   544,068     $  333,874      $   290,364     $   (24,456)     $  1,155,371
                                     ==========  ============    ===========     ============    ============     =============



See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Quarter Ended March 31                                       1998        1997
-------------------------------------------------------------------------------
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ..............   $ (30,107)   $(115,775)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..............     113,508      128,887
    Equity securities ................................     169,863       52,516
Maturities and repayments of:
    Fixed maturities available for sale ..............      92,513       90,196
    Fixed maturities held for investment .............      33,456        1,070
Purchases of:
    Fixed maturities available for sale ..............    (398,652)    (160,245)
    Fixed maturities held for investment .............        --        (20,194)
    Equity securities ................................     (44,349)     (79,942)
(Increase) decrease in short-term investments - net ..     (79,173)     123,905
Proceeds from sales of subsidiaries ..................     271,852         --
Investing cash flows of the title insurance operations        --          5,709
Other - net ..........................................      (6,686)     (12,677)
                                                         ---------    ---------

                                                           152,332      129,225
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ...............................        --         30,000
Increase (decrease) in short-term debt - net .........      (2,315)       3,906
Repayments of term loans .............................     (25,713)     (35,722)
Redemption of debentures and notes ...................     (47,030)        --
Issuance of common stock .............................       1,754          972
Dividends ............................................      (9,209)      (9,160)
                                                         ---------    ---------

                                                           (82,513)     (10,004)
                                                         ---------    ---------

Increase in cash .....................................      39,712        3,446
Decrease in cash of the title insurance operations ...        --          3,514
Cash, beginning of period ............................      53,661       26,525
                                                         ---------    ---------

Cash, end of period ..................................   $  93,373    $  33,485
                                                         =========    =========

Supplemental disclosures of cash flow information:

Interest paid ........................................   $   4,600    $   4,000
                                                         =========    =========

Income taxes paid .....................................  $       -    $   1,200
                                                         =========    =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1998, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the Company's prior year consolidated financial statements to conform with the current year's consolidated financial statements.

2.   SALE OF SUBSIDIARIES

On February 27, 1998, the Company completed the sale of its title insurance operations to Lawyers Title Corporation whose name was changed to LandAmerica Financial Group, Inc. ("LandAmerica") on that date. As consideration for the sale, the Company received $266.6 million in cash, 4,039,473 shares of LandAmerica common stock and 2,200,000 shares of LandAmerica 7% cumulative convertible preferred stock having a stated value of $110.0 million and which is initially convertible into 4,824,561 shares of LandAmerica common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The total sale proceeds were $662.1 million. The Company owns approximately 27% of LandAmerica's outstanding common stock and, on a diluted basis, 45% of LandAmerica's common stock, assuming the conversion of the preferred stock, and has three representatives on its 14 member board of directors. Accordingly, the Company will account for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.12 per diluted share) was recognized in the first quarter of 1998. The deferred gain of $109.3 million will be recognized as the equity securities received from LandAmerica are sold. The deferred gain, exclusive of a related deferred tax amount, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In addition, in the first quarter of 1998 the Company sold a subsidiary, CSC of Washington D.C., Inc., which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

3.   EQUITY IN INVESTEE COMPANIES

The Company's investment and equity in investee companies are as follows:


                                                                   Investment in               Equity in Investee
                                                                 Investee Companies                Companies
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                          Quarter Ended
                                                             March 31       December 31                    March 31
                                                                 1998             1997          1998         1997
                                                              -------          -------         -----        -----
LandAmerica Financial Group, Inc.(1).................     $   398,013      $         -      $  1,806    $       -
Zenith National Insurance Corp.......................         167,475          166,673         1,704        1,554
                                                              -------          -------         -----        -----

                                                          $   565,488      $   166,673      $  3,510    $   1,554
                                                              =======          =======         =====        =====

(1) The equity in investee company for the quarter ended March 31, 1998 represents equity earnings for the one month period ending March 31, 1998.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Quarter Ended March 31                                              1998
-------------------------------------------------------------------------
(In thousands, except per share amount)

Revenues................................................    $     256,988
Income before income taxes..............................            7,250
Net income..............................................            4,752
Net income per diluted share............................              .35


Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                               1998           1997
-------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues....................................  $    145,295    $   146,650
Income before income taxes..................        10,698         10,721
Net income..................................         7,100          7,100
Net income per diluted share................           .42            .40

4.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):


                                                                      Quarter Ended March 31
                                                  ---------------------------------------------------------
                                                              1998                            1997
                                                  ---------------------------------------------------------

                                                    Premiums        Premiums       Premiums       Premiums
                                                     Written          Earned        Written         Earned
                                                  ----------      ----------      ---------      ----------
         Direct.............................   $   1,061,935  $      852,609  $     910,488  $     777,480
         Assumed............................         177,429         136,699        110,199         83,029
         Ceded..............................        (627,592)       (468,759)      (513,359)      (400,199)
                                                  ----------      ----------     ----------      ----------
         Net Premiums.......................   $     611,772  $      520,549  $     507,328  $     460,310
                                                  ==========      ==========     ==========      ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                         Quarter Ended March 31
                                                         ----------------------
                                                             1998        1997
                                                         ----------  ----------

         Gross.........................................  $  737,705  $  587,662
         Reinsurance recoveries........................    (396,268)   (277,196)
                                                         ----------  ----------

         Net policy claims and settlement expenses.....  $  341,437  $  310,466
                                                         ==========  ==========



5.   EARNINGS PER SHARE

The basic and diluted per share reconciliations of income from continuing operations to net income is as follows:

Quarter Ended March 31                                         1998        1997
-------------------------------------------------------------------------------
Basic income per share:
     Income from continuing operations....................  $  1.76     $   .31
     Litigation settlement of discontinued operation......        -        (.06)
                                                               ----        ----

     Income before extraordinary item.....................     1.76         .25
     Extraordinary item - early extinguishment of debt....     (.02)          -
                                                               ----        ----

     Net income...........................................  $  1.74     $   .25
                                                               ====         ===

Diluted income per share:

     Income from continuing operations....................  $  1.69     $   .30
     Litigation settlement of discontinued operation......        -        (.06)
                                                               ----        ----

     Income before extraordinary item.....................     1.69         .24
     Extraordinary item - early extinguishment of debt....     (.02)          -
                                                               ----        ----

     Net income...........................................  $  1.67     $   .24
                                                               ====         ===

The reconciliation of the basic to diluted per share information is as follows:


Quarter Ended March 31                          1998                                      1997
----------------------------------------------------------------------------------------------------------------
                                                            Per Share                                  Per Share
                                 Income        Shares         Amount        Income        Shares          Amount
----------------------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts)
Basic income
     per share:

Income from
     continuing
     operations                $  202,294       114,994      $    1.76      $35,886       114,379        $   .31
                                                             =========                                   =======
Effect of dilutive
     securities:
         Options                       --         4,693                           -        3,309
                               ----------    ----------                    --------    ---------
Diluted income
     per share:

Income from
     continuing
     operations                $  202,294       119,687      $    1.69  $    35,886       117,688        $   .30
                               ==========    ==========      =========  ===========    ==========        =======


6.   ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). This Statement established standards for the reporting and presentation of comprehensive income and its components. Net unrealized appreciation and depreciation of investments and net unrealized gains and losses on foreign currency translation are the items that are added to net income to arrive at comprehensive income. The adoption of FAS 130 had no effect on the Company's financial position or net income.

The Company's comprehensive income (loss) is as follows:

Quarter Ended March 31                                   1998            1997
------------------------------------------------------------------------------
(In thousands)

Net income...................................       $   200,382     $   28,386
Depreciation of investments, net.............            (1,717)       (49,358)
Foreign currency translation.................             1,346         (1,390)
                                                    -----------     ----------
Comprehensive income (loss)..................       $   200,011     $  (22,362)
                                                    ===========     ==========

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

On February 27, 1998, the Company completed the sale of its title insurance operations. See note 2 to the accompanying unaudited consolidated financial statements for further discussion.

The Company had income from continuing operations, before gains on sales of subsidiaries and investments, of $33.5 million ($.28 per diluted share) in the first quarter of 1998 compared to $25.9 million ($.22 per diluted share) in the corresponding prior year quarter. This improvement resulted from increased operating income in the property and casualty insurance and title insurance operations, and in the information technology consulting business.

Net income in the first quarter of 1998 was $200.4 million ($1.67 per diluted share) and includes after-tax gains on sales of subsidiaries of $135.0 million ($1.13 per diluted share), after-tax gains on sales of investments of $33.8 million ($.28 per diluted share) and an after-tax extraordinary charge of $1.9 million ($.02 per diluted share) related to the early extinguishment of debt. Net income in the first quarter of 1997 was $28.4 million ($.24 per diluted share) and included after-tax gains on sales of investments of $9.9 million ($.08 per diluted share) and a charge of $7.5 million ($.06 per diluted share) for a litigation settlement of a discontinued subsidiary.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $611.8 million and $520.5 million in the first quarter of 1998 compared to $507.3 million and $460.3 million in the corresponding 1997 period. The increases in net premiums written and earned resulted from growth in both domestic and international operations and reflect increased writings in many of the Company's lines of business including non-standard automobile, general liability, commercial automobile, workers' compensation, reinsurance and accident and health.

The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.1% in both the first quarter of 1998 and the first quarter of 1997. The underwriting loss for the first three months of 1998 was $7.3 million compared to $7.1 million in the corresponding 1997 period. The underwriting results in 1998 reflect underwriting profits in surety, general liability, workers' compensation and multiple peril lines of business, partially offset by continued underwriting losses in the commercial automobile line and losses in the ocean and inland marine line.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $69.4 million during the three-month period ending March 31, 1998 from $66.3 million in the corresponding 1997 period. This increase resulted from growth in the size of the fixed maturity investment portfolio due to the Company's decision to sell certain equity securities in late 1997 and in the first quarter of 1998, and reinvest the proceeds into higher yielding fixed income securities and investing a portion of the cash proceeds received from the sale of the title insurance operations.

Gains on sales of investments were $51.6 million in the first quarter of 1998, primarily resulting from sales of equity securities, compared to $14.3 million in the corresponding 1997 period.

TITLE INSURANCE OPERATIONS

The first quarter 1998 results of the title insurance operations include their consolidated results up through the date of their sale, February 27, 1998. For periods subsequent to the sale, the Company records its pro-rata share of LandAmerica Financial Group, Inc.'s ("LandAmerica") earnings using the equity method of accounting, and classifies such earnings as equity in investee companies in the accompanying consolidated statement of income.

For the first two months of 1998, title insurance premiums and fees were $139.1 million compared to $181.9 million in the entire first quarter of 1997. Premiums and fees in both periods reflect the strong residential and commercial real estate market. Agency commissions were $56.8 million during the first two months of 1998 compared to $84.3 million in the entire first quarter of 1997 and other expenses were $69.9 million in the first two months of 1998 compared to $90.4 million in the entire first quarter of 1997. The provision for policy claims was $6.7 million in the first two months of 1998 compared to $8.8 million in the entire first quarter of 1997. The title insurance operations benefitted from favorable claims experience in recent years.

INVESTMENT PORTFOLIO

At March 31, 1998, the Company's investment portfolio aggregated $3.97 billion (at cost), of which 7% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1998, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $571.3 million (15% of the fixed income portfolio) and $196.9 million (5% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

INFORMATION TECHNOLOGY OPERATIONS

RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, primarily provides computer-related professional services to large corporate clients throughout the United States. Information technology revenues were $57.2 million in the first quarter of 1998 compared to $38.4 million in the first quarter of 1997. The increase in revenues resulted from increased assignments from existing and new clients, together with an increase in billing rates. Gross margins (revenues less cost of services) were $17.2 million, or 30% of revenues, in the first quarter of 1998 compared to $9.1 million, or 24% of revenues, in the corresponding prior year period. Selling, general and administrative expenses were $13.0 million in the first quarter of 1998 compared to $9.0 million in the corresponding 1997 period. The increase in these expenses are directly attributable to the increase in revenues. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying consolidated statement of income.

EQUITY IN INVESTEE COMPANIES

Equity in investee companies income was $3.5 million in the first quarter of 1998 and was comprised of $1.8 million of equity earnings for the one-month period ending March 31, 1998, from the Company's investment in LandAmerica, and $1.7 million from the Company's investment in Zenith National Insurance Corp. ("Zenith"). Equity in investee companies for the first quarter of 1997 was $1.6 million from the Company's Zenith investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $66.4 million for the three months ended March 31, 1998. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

Regular common stock dividends paid by Reliance Insurance Company during the first three months of 1998 were $26.8 million. In addition, during the first quarter of 1998, Reliance Insurance Company paid a special dividend of $85.0 million and, in April of 1998, an additional $50.0 million representing portions of the gain from the sale of the title insurance operations. The Company used the funds provided by the special dividends to purchase certain of its outstanding debt. The Company believes that Reliance Insurance Company has sufficient dividend paying capacity to meet the Company's operating cash needs.

Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the three months ended March 31, 1998, Reliance Insurance Company utilized $8.7 million of cash flow for operating activities. Cash flow from operating activities is traditionally low during the first quarter of the year, reflecting the increase in accounts receivable and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 1998, Reliance Insurance Company had $634.6 million of cash and short-term investments.

For the three months ended March 31, 1998, the Company utilized $30.1 million of cash flow for operating activities compared to $115.8 million in the corresponding 1997 period. The improvement in operating cash flow reflects higher levels of operating cash flow from the property and casualty insurance operations primarily due to an increase in reinsurance ceded premiums payable, partially offset by an increase in premiums receivable and other receivables.

The Company generated $152.3 million of cash flow from investing activities for the three months ended March 31, 1998 primarily from the sales of subsidiaries partially offset by net purchases of marketable securities. The Company generated $129.2 million of cash flow from investing activities for the three months ended March 31, 1997 primarily from the net sales of marketable securities.

For the three months ended March 31, 1998, the Company used $82.5 million of cash flow for financing activities. During the first quarter of 1998, the Company purchased $44.6 million of its outstanding senior notes and senior subordinated debentures resulting in an after-tax extraordinary charge of $1.9 million, net of a $1.0 million tax benefit. In addition, the Company fully repaid all borrowings under its $100.0 million revolving credit facility. During the second quarter of 1998, the Company purchased an additional $99.6 million of its outstanding senior notes and senior subordinated debentures, utilizing borrowings under its revolving credit facility and the special dividend from Reliance Insurance Company. As a result of the second quarter 1998 purchases, the Company expects to incur an after-tax extraordinary charge of approximately $4.3 million in the second quarter of 1998. For the three months ended March 31, 1997, the Company used $10.0 million of cash flow for financing activities, principally for the payment of dividends.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

              In January 1998, the Company commenced a solicitation of consents from the holders of its 9% Senior Notes due 2000 (the "Notes") and of its 9-3/4% Senior Subordinated Debentures due 2003 (the "Debentures") to certain changes in the indentures governing the respective instruments (the "Indentures"). The changes in the Indentures, which were consented to by holders of approximately $360,000,000 in aggregate principal amount of the Notes (or approximately 90% of the then outstanding Notes) and holders of approximately $230,000,000 in aggregate principal amount of the Debentures (or approximately 92% of the then outstanding Debentures) (i) permit the Company's insurance subsidiaries to make single investments in excess of 3% of their total invested assets so long as such investments are a result of a sale of an existing investment and (ii) permit securities rated "investment grade" by either Standard & Poor's Corporation or Moody's Investors Service to be considered "Investment Grade" for purposes of the Indentures. The changes to the Indentures became effective as of February 17, 1998.



Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              27.   Financial Data Schedule.

     (b)      Reports on Form 8-K.

              During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) February 27, 1998, reporting an Item 2 matter, an acquisition or disposition of assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELIANCE GROUP HOLDINGS, INC.
                                   ------------------------------
                                   (Registrant)


Date:   May 15, 1998               /s/ George E. Bello
                                   ------------------------------
                                   George E. Bello
                                   Executive Vice President and Controller
                                   (Chief Accounting Officer)