Form 10-Q
period 1998-06-30
RELIANCE GROUP HOLDINGS INC
filed 1998-08-14
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

    X
----------
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------            THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To __________

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

As of August 1, 1998, 115,994,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X


PART I.  FINANCIAL INFORMATION

                                                                                   Page
                                                                                    No.
                                                                                   ----
         Item 1.  Financial Statements

              Consolidated Statement of Income for the Quarters and Six-Month
                  Periods Ended June 30, 1998 and 1997 (Unaudited) ..............    2

              Consolidated Balance Sheet at June 30, 1998 (Unaudited) and
                  December 31, 1997 .............................................    3

              Consolidated Statement of Changes in Shareholders' Equity for the
                  Six-Month Period Ended June 30, 1998 (Unaudited) ..............    4

              Consolidated Condensed Statement of Cash Flows for the Quarters and
                  Six-Month Periods Ended June 30, 1998 and 1997 (Unaudited) ....    5

              Notes to Consolidated Financial Statements (Unaudited) ............    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ............................   14



PART II. OTHER INFORMATION, AS APPLICABLE .......................................   21

SIGNATURES ......................................................................   23


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                     Quarter Ended                  Six Months Ended
                                                                       June 30                           June 30
                                                                   1998         1997              1998            1997
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues:
Premiums earned..............................................    $560,566     $689,929         $1,220,247      $1,332,124
Net investment income........................................      75,072       70,644            149,700         144,923
Gain on sales of investments.................................      53,986       13,431            105,938          28,735
Gain on sales of subsidiaries................................          --           --            197,258              --
Other........................................................      80,340       65,558            152,588         115,725
                                                                 --------     --------         ----------      ----------

                                                                  769,964      839,562          1,825,731       1,621,507
                                                                 --------     --------         ----------      ----------
Claims and expenses:
Policy claims and settlement expenses........................     367,472      326,036            715,585         645,262
Policy acquisition costs and other insurance expenses........     195,740      359,666            506,978         689,128
Interest.....................................................      19,989       22,106             42,769          44,226
Other operating expenses.....................................      91,471       76,642            175,723         137,747
                                                                 --------     --------         ----------      ----------

                                                                  674,672      784,450          1,441,055       1,516,363
                                                                 --------     --------         ----------      ----------
Income before income taxes and equity
    in investee companies....................................      95,292       55,112            384,676         105,144
Provision for income taxes...................................     (31,500)     (17,900)          (122,100)        (33,600)
Equity in investee companies.................................       7,097        2,350             10,607           3,904
                                                                 --------     --------         ----------      ----------

Income from continuing operations............................      70,889       39,562            273,183          75,448
Litigation settlement of discontinued operation..............          --           --                 --          (7,500)
                                                                 --------     --------         ----------      ----------

Income before extraordinary item.............................      70,889       39,562            273,183          67,948
Extraordinary item - early extinguishment of debt............      (5,592)          --             (7,504)             --
                                                                 --------     --------         ----------      ----------

Net income...................................................    $ 65,297     $ 39,562         $  265,679      $   67,948
                                                                 ========     ========         ==========      ==========
Basic per share information:
Income from continuing operations............................    $    .61     $    .35         $     2.37      $      .66
                                                                 ========     ========         ==========      ==========

Net income ..................................................    $    .56     $    .35         $     2.30      $      .59
                                                                 ========     ========         ==========      ==========

Diluted per share information:
Income from continuing operations............................    $    .59     $    .33         $     2.27      $      .64
                                                                 ========     ========         ==========      ==========

Net income ..................................................    $    .54     $    .33         $     2.21      $      .58
                                                                 ========     ========         ==========      ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                   June 30    December 31
ASSETS                                                               1998        1997
-----------------------------------------------------------------------------------------
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $636,140 and $663,744) ...............   $   605,929   $   636,119
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,640,435 and $2,214,963) ..........     2,740,829     2,317,673
     Equity securities - at quoted market (cost $263,559
        and $376,065) .......................................       571,559       708,563
     Short-term investments .................................       361,566       487,614
Cash ........................................................        61,175        53,661
Premiums and other receivables ..............................     1,689,285     1,460,426
Reinsurance recoverables ....................................     4,671,935     4,241,015
Investment in investee companies ............................       572,797       166,673
Deferred policy acquisition costs ...........................       282,023       248,572
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ..............................       224,634       229,484
Other assets ................................................       486,993       494,067
Net assets of title insurance operations ....................          --         288,619
                                                                -----------   -----------

                                                                $12,268,725   $11,332,486
                                                                ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------

Unearned premiums ...........................................   $ 1,942,018   $ 1,722,258
Unpaid claims and related expenses ..........................     6,926,739     6,669,508
Accounts payable and accrued expenses .......................       711,422       579,582
Reinsurance ceded premiums payable ..........................       560,359       402,972
Federal and foreign income taxes, including deferred taxes ..       172,337        92,568
Term loans and short-term debt ..............................       296,965       253,083
Debentures and notes ........................................       471,686       650,000
                                                                -----------   -----------

                                                                 11,081,526    10,369,971
                                                                -----------   -----------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 115,989 and 114,857 shares
       issued and outstanding ...............................        11,599        11,486
     Additional paid-in capital .............................       546,652       542,049
     Retained earnings ......................................       389,892       142,701
     Accumulated other comprehensive income .................       239,056       266,279
                                                                -----------   -----------

                                                                  1,187,199       962,515
                                                                -----------   -----------

                                                                $12,268,725   $11,332,486
                                                                ===========   ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          Accumulated Other
                                                                         Comprehensive Income
                                                                       ------------------------
                                                                                         Net
                                                                                     Unrealized
                                                                           Net         Loss on
                                              Additional               Unrealized      Foreign
                                  Common       Paid-In      Retained     Gain on       Currency    Shareholders'
                                  Stock        Capital      Earnings    Investments   Translation     Equity
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Balance, January 1, 1998 ...   $   11,486    $  542,049    $  142,701    $  292,081   $  (25,802)   $  962,515

Issuance of common stock ...          113         5,057                                                  5,170

Transactions of investee
  company and other ........                       (454)                        142                       (312)

Net income .................                                  265,679                                  265,679

Dividends ($.16 per share)..                                  (18,488)                                 (18,488)

Depreciation after deferred
  income taxes .............                                                (24,586)                   (24,586)

Foreign currency
  translation...............                                                              (2,779)       (2,779)
                               ----------    ----------    ----------    ----------   ----------    ----------

Balance, June 30, 1998  ....   $   11,599    $  546,652    $  389,892    $  267,637   $  (28,581)   $1,187,199
                               ==========    ==========    ==========    ==========   ==========    ==========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                    1998        1997
-------------------------------------------------------------------------------
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ..............   $ (61,305)   $(139,881)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..............     173,432      226,146
    Equity securities ................................     355,182      176,519
Maturities and repayments of:
    Fixed maturities available for sale ..............     198,700      141,331
    Fixed maturities held for investment .............      44,918       14,686
Purchases of:
    Fixed maturities available for sale ..............    (786,315)    (348,787)
    Fixed maturities held for investment .............     (14,318)     (27,879)
    Equity securities ................................    (107,729)    (143,772)
Decrease in short-term investments - net .............     123,832      142,099
Proceeds from sales of subsidiaries ..................     271,852         --
Investing cash flows of the title insurance operations        --         28,125
Other - net ..........................................     (35,743)     (48,732)
                                                         ---------    ---------

                                                           223,811      159,736
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ...............................     130,000       40,000
Increase in short-term debt - net ....................       1,730        3,390
Repayments of term loans .............................     (85,727)     (40,735)
Redemption of debentures and notes ...................    (187,677)        --
Issuance of common stock .............................       5,170        1,780
Dividends ............................................     (18,488)     (18,336)
                                                         ---------    ---------

                                                          (154,992)     (13,901)
                                                         ---------    ---------

Increase in cash .....................................       7,514        5,954
Decrease in cash of the title insurance operations ...        --          1,267
Cash, beginning of period ............................      53,661       26,525
                                                         ---------    ---------

Cash, end of period ..................................   $  61,175    $  33,746
                                                         =========    =========

Supplemental disclosures of cash flow information:

Interest paid ........................................   $  36,800    $  37,500
                                                         =========    =========

Income taxes paid ....................................   $  43,500    $  12,500
                                                         =========    =========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

===============================================================================

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1998, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the Company's prior year consolidated financial statements to conform with the current year's consolidated financial statements.

2.       SALE OF SUBSIDIARIES

On February 27, 1998, the Company completed the sale of its title insurance operations to Lawyers Title Corporation whose name was changed to LandAmerica Financial Group, Inc. ("LandAmerica") on that date. As consideration for the sale, the Company received $266.6 million in cash, 4,039,473 shares of LandAmerica common stock and 2,200,000 shares of LandAmerica 7% cumulative convertible preferred stock having a stated value of $110.0 million and which is initially convertible into 4,824,561 shares of LandAmerica common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The total sale proceeds were $662.1 million. The Company owns approximately 27% of LandAmerica's outstanding common stock and, on a diluted basis, 45% of LandAmerica's common stock, assuming the conversion of the preferred stock, and has three representatives on its 14 member board of directors. Accordingly, the Company accounts for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.11 per diluted share) was recognized in the first six months of 1998. The deferred gain of $109.3 million will be recognized as the equity securities received from LandAmerica are sold. The deferred gain, exclusive of a related deferred tax amount, is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

Revenues and expenses of the title insurance operations included in the accompanying unaudited consolidated statement of income are as follows:


                                  Quarter Ended     Six Months Ended
                                      June 30           June 30
                                       1997      1998 (1)           1997
------------------------------------------------------------------------
(In thousands)
Revenue:
Premiums earned .................   $ 204,818   $ 139,132    $ 386,703
Net investment income ...........       7,819       5,276       15,772
Gain on sales of investments.....          84         305        1,101
                                    ---------   ---------    ---------
                                      212,721     144,713      403,576
                                    ---------   ---------    ---------
Expenses:
Agency commissions(2) ...........      86,177      56,815      170,447
Other expenses(2) ...............     100,015      69,936      190,367
Provision for policy claims......       9,985       6,676       18,745
                                    ---------   ---------    ---------
                                      196,177     133,427      379,559
                                    ---------   ---------    ---------

Income before income taxes ......   $  16,544   $  11,286    $  24,017
                                    =========   =========    =========

(1) Amounts for the six months ended June 30, 1998 are through the date of the sale.
(2) Included in "policy acquisition costs and other insurance expenses" in the accompanying unaudited consolidated statement of income.

In addition, in the first quarter of 1998 the Company sold a subsidiary, CSC of Washington D.C., Inc., which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

3.  EQUITY IN INVESTEE COMPANIES

The Company's investment in investee companies is as follows:


                                                            June 30            December 31
                                                             1998                 1997
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc...............            $404,686            $     --
Zenith National Insurance Corp.................             168,111             166,673
                                                           --------            --------

                                                           $572,797            $166,673
                                                           ========            ========


The Company's equity in investee companies is as follows:

                                                                         Quarter Ended                 Six Months Ended
                                                                            June 30                        June 30
                                                                       1998           1997            1998           1997
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc. (1).......................    $     4,516     $       --     $     6,322    $        --
Zenith National Insurance Corp..............................          2,581          2,350           4,285          3,904
                                                                -----------     ----------     -----------    -----------

                                                                $     7,097     $    2,350     $    10,607    $     3,904
                                                                ===========     ==========     ===========    ===========

(1) The equity in investee company for the six months ended June 30, 1998 includes equity earnings for the four month period ending June 30, 1998.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:


Six Months Ended June 30                                                     1998
-----------------------------------------------------------------------------------
(In thousands, except per share amount)
Revenues...............................................................    $762,621
Income before income taxes.............................................      51,496
Net income.............................................................      33,483
Net income per diluted share...........................................        2.02


Summarized financial information for Zenith National Insurance Corp. is as follows:

Six Months Ended June 30                                        1998              1997
-----------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues............................................    $        311,250    $     299,057
Income before income taxes..........................              22,661           22,943
Net income..........................................              14,700           15,000
Net income per diluted share........................                 .86              .84

4.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                                     Six Months Ended June 30
                                               --------------------------------------------------------------------
                                                              1998                             1997
                                               --------------------------------------------------------------------
                                                   Premiums          Premiums         Premiums          Premiums
                                                    Written            Earned          Written           Earned
                                                   --------          --------         --------          --------
         Direct.............................      $ 1,983,419       $ 1,800,128      $ 1,705,811      $ 1,573,762
         Assumed............................          345,231           288,396          230,121          183,815
         Ceded..............................       (1,118,461)       (1,007,409)        (916,135)        (812,156)
                                                  -----------       -----------      -----------      -----------

         Net Premiums.......................      $ 1,210,189       $ 1,081,115      $ 1,019,797      $   945,421
                                                  ===========       ===========      ===========      ===========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                Six Months Ended June 30
                                                             -----------------------------
                                                                 1998              1997
                                                             ------------      ------------
         Gross..............................                 $1,410,198         $1,163,635
         Reinsurance recoveries.............                   (701,289)          (537,118)
                                                             ----------         ----------

         Net policy claims and settlement expenses.........  $  708,909         $  626,517
                                                             ==========         ==========


5.   EARNINGS PER SHARE

The basic and diluted per share reconciliations of income from continuing operations to net income is as follows:


                                                                            Quarter Ended        Six Months Ended
                                                                               June 30                 June 30
                                                                            1998      1997          1998      1997
---------------------------------------------------------------------------------------------------------------------
Basic income per share:
   Income from continuing operations.................................  $     .61  $    .35       $    2.37  $    .66
   Litigation settlement of discontinued operation...................         --        --              --      (.07)
                                                                       ----------  --------       ---------  --------

   Income before extraordinary item..................................        .61       .35            2.37       .59
   Extraordinary item - early extinguishment of debt.................       (.05)       --            (.07)       --
                                                                       ---------  --------       ---------  --------
   Net income........................................................  $     .56  $    .35       $    2.30  $    .59
                                                                       =========  ========       =========  ========

Diluted income per share:

   Income from continuing operations.................................  $     .59  $    .33       $    2.27  $    .64
   Litigation settlement of discontinued operation...................         --        --              --      (.06)
                                                                       ---------  --------       ---------  --------

   Income before extraordinary item..................................        .59       .33            2.27       .58
   Extraordinary item - early extinguishment of debt.................       (.05)       --            (.06)       --
                                                                       ---------  --------       ---------  --------

   Net income........................................................  $     .54  $    .33       $    2.21  $    .58
                                                                       =========  ========       =========  ========

 The reconciliation of the basic to diluted per share information is as follows:


Quarter Ended June 30                          1998                                    1997
-----------------------------------------------------------------------------------------------------------
                                                             Per Share                            Per Share
                                    Income        Shares      Amount       Income       Shares      Amount
-----------------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts)

Basic income per share:
Income from continuing
  operations                      $ 70,889       115,603      $  .61     $39,562       114,629      $   .35
                                                              ======                                =======
Effect of dilutive securities:
      Options                           --         4,966                      --         3,603
                                  ----------------------                 ---------------------
Diluted income per share:
Income from continuing
  operations                      $ 70,889       120,569      $  .59     $39,562        118,232     $   .33
                                  ===============================================================================


Six Months Ended June 30                         1998                                    1997
-----------------------------------------------------------------------------------------------------------
                                                             Per Share                            Per Share
                                    Income        Shares      Amount       Income       Shares      Amount
-----------------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts)

Basic income per share:
Income from continuing
  operations                      $ 273,183      115,301      $ 2.37     $75,448       114,506      $   .66
                                                              ======                                =======
Effect of dilutive securities:
         Options                         --        4,830                      --         3,457
                                  ----------------------                 ---------------------
Diluted income per share:
Income from continuing
  operations                      $ 273,183      120,131      $ 2.27     $75,448       117,963      $   .64
                                  =========================================================================


6.    LEGAL PROCEEDINGS

Employers who purportedly purchased workers' compensation insurance policies on a retrospectively rated or other loss-sensitive basis have brought several putative class actions against, among others, individual insurance companies ranging in number from approximately 30 to approximately 270, including Reliance Insurance Company and several of its subsidiaries. The plaintiffs in the actions assert that, from as early as January 1, 1985 through the present, they and the members of the putative classes they purport to represent were overcharged for such insurance covering workers' compensation risks in the states in which the actions have been brought. In each of the cases, the plaintiffs, on behalf of themselves and the putative class members, seek unspecified monetary damages, with interest and attorneys' fees, against all defendants jointly and severally, and injunctive and other equitable relief.

Such actions in which the Company is a defendant have been brought in Georgia, Tennessee, Florida, New Jersey, Pennsylvania, Illinois, Missouri, California, Alabama, Michigan, New York and Kentucky. In addition to these putative class actions, approximately 85 employers, individually and not as a class, have brought an action in Arizona asserting overcharge claims against approximately 125 defendants, including the Company.

The Company is also a defendant in a putative class action commenced in federal court in Texas against approximately 150 individual insurance companies, in which the plaintiff claims that the defendants violated federal RICO statue by allegedly overcharging employers from 1988 to 1998 for retrospectively rated workers' compensation insurance policies covering risks in 44 states and the District of Columbia. The plaintiff, on behalf of itself and the putative class of employers, seeks unspecified monetary damages and attorneys' fees against all defendants jointly and severally, and injunctive and other equitable relief.

The foregoing actions are in their early stages and there have been no rulings on any motions by the plaintiffs for certification of the putative classes they purport to represent. The Company has denied or intends to deny the material allegations in each of the lawsuits and intends to contest each action vigorously.

The Company does not believe that it is probable that its aggregate liability, if any, in respect of these actions will have a material adverse effect on the Company's financial position, although there is no assurance that the disposition of the actions will not materially affect the Company's results of operations for any period.

7.   ADOPTION OF NEW ACCOUNTING STANDARD

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

The Company's comprehensive income is as follows:

                                                         Quarter Ended                    Six Months Ended
                                                            June 30                           June 30
                                                     1998            1997             1998           1997
-----------------------------------------------------------------------------------------------------------
(In thousands)

Net income.....................................    $ 65,297        $ 39,562         $265,679        $67,948
(Depreciation) appreciation of
     investments, net..........................     (22,727)         62,121          (24,444)        12,763
Foreign currency translation...................      (4,125)           (557)          (2,779)        (1,947)
                                                   --------        --------         --------        -------
Comprehensive income...........................    $ 38,445        $101,126         $238,456        $78,764
                                                   ========        ========         ========        =======

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
===============================================================================

     OVERVIEW

     The Company had income from continuing operations, before gains on sales of investments, of $35.8 million ($.30 per diluted share) and $69.3 million ($.58 per diluted share) in the second quarter and first six months of 1998 compared to $30.8 million ($.26 per diluted share) and $56.8 million ($.48 per diluted share) in the corresponding prior year periods. These improvements reflect increased profits in the property and casualty insurance operations, primarily due to higher levels of net investment income, and increased profits in the information technology business.

     Net income was $65.3 million ($.54 per diluted share) and $265.7 million ($2.21 per diluted share) for the three months and six months ended June 30, 1998, which includes after-tax gains on sales of investments of $35.1 million ($.29 per diluted share) and $68.9 million ($.57 per diluted share) and after-tax extraordinary charges of $5.6 million ($.05 per diluted share) and $7.5 million ($.06 per diluted share) related to early extinguishment of debt. Net income in the first six months of 1998 also includes after-tax gains on sales of subsidiaries of $135.0 million ($1.12 per diluted share), substantially all of which relates to the February 27, 1998 sale of the Company's title insurance operations (see note 2 to the accompanying unaudited consolidated financial statements for further discussion). Net income was $39.6 million ($.33 per diluted share) and $67.9 million ($.58 per diluted share) in the second quarter and first six months of 1997, which included after-tax gains on sales of investments of $8.7 million ($.07 per diluted share) and $18.7 million ($.16 per diluted share). Net income in the first six months of 1997 also included an after-tax charge of $7.5 million ($.06 per diluted share) for a litigation settlement of a discontinued subsidiary.

     PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums written in the quarter and six months ended June 30, 1998 increased to $598.4 million and $1.21 billion from $512.5 million and $1.02 billion in the corresponding prior year periods. Net premiums earned in the quarter and six months ended June 30, 1998 likewise increased to $560.6 million and $1.08 billion from $485.1 million and $945.4 million in the corresponding prior year periods. These increases reflect growth in substantially all of the Company's lines of business, including non-standard automobile, reinsurance, general liability and accident and health.

     The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 100.8% and 100.9% in the second quarter and first six months of 1998 compared to 100.6% and 100.9% in the corresponding 1997 periods. The underwriting losses were $4.6 million and $12.0 million in the second quarter and first six months of 1998 compared to $6.7 million and $13.8 million in the corresponding prior year periods. The continued strong underwriting results in 1998 reflect underwriting profits in general liability, surety, non-standard automobile and accident and health lines of business as well as a continued low level of catastrophe losses, partially offset by increased underwriting losses in the commercial automobile, workers' compensation and ocean and inland marine lines of business.

     PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

     Net investment income of the property and casualty insurance operations increased to $75.1 million and $144.4 million in the second quarter and first six months of 1998 from $62.8 million and $129.2 million in the comparable 1997 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio due to the sale of certain equity securities in late 1997 and the first half of 1998, and the reinvestment of the proceeds into higher yielding fixed income securities.

     Gains on sales of investments were $54.0 million and $105.6 million in the three month and six month periods ending June 30, 1998 compared to $13.3 million and $27.6 million in the corresponding 1997 periods. Gains on sales of investments in 1998 primarily resulted from sales of equity securities, partially offset in the second quarter by write-downs of $21.7 million equal to the difference between the cost and market values of certain fixed income investments to reflect other than temporary declines.

     INVESTMENT PORTFOLIO

     At June 30, 1998, the Company's investment portfolio aggregated $3.91 billion (at cost), of which 7% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

     The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1998, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $549.5 million (15% of the fixed income portfolio) and $223.4 million (6% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

     INFORMATION TECHNOLOGY OPERATIONS

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, primarily provides computer-related professional services to large corporate clients throughout the United States. Information technology revenues increased to $60.4 million and $117.6 million in the second quarter and first six months of 1998 from $46.4 million and $84.8 million in the corresponding 1997 periods resulting from increased assignments from existing and new clients, together with an increase in billing rates. Gross margins (revenues less cost of services) were $19.1 million and $36.2 million, or 32% and 31% of revenues, in the second quarter and first six months of 1998 compared to $11.8 million and $20.9 million, or 25% of revenues, in the corresponding prior year periods. Selling, general and administrative expenses were $14.0 million and $27.0 million in the three month and six month periods ended June 30, 1998 compared to $11.4 million and $20.4 million in the corresponding 1997 periods. The increase in these expenses are directly attributable to the increase in revenues. RCG's revenues and expenses are included in "other revenues and other operating expenses" in the accompanying unaudited consolidated statement of income.

     EQUITY IN INVESTEE COMPANIES

     Equity in investee companies income was $7.1 million and $10.6 million in second quarter and first six months of 1998 which includes equity earnings of $4.5 million and $6.3 million from the Company's investment in LandAmerica Financial Group, Inc. since March 1, 1998. Equity in investee companies income was $2.4 million and $3.9 million in the second quarter and first six months of 1997 from the Company's Zenith National Insurance Corp. investment.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $246.8 million for the six months ended June 30, 1998 of which $187.7 million was used by the Company to purchase certain of its outstanding debt. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

     Regular common stock dividends paid by Reliance Insurance Company during the first six months of 1998 were $56.6 million. In addition, during the first six months of 1998, Reliance Insurance Company paid special dividends of $135.0 million representing a portion of the gain from the sale of the title insurance operations. The Company used the funds provided by the special dividends to purchase certain of its outstanding debt. The Company believes that Reliance Insurance Company has sufficient dividend paying capacity to meet the Company's operating cash needs.

     Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. For the six months ended June 30, 1998, Reliance Insurance Company utilized $16.4 million of cash flow for operating activities. Cash flow from operating activities is traditionally low during the first half of the year, reflecting the increase in receivables and payments of certain expenses, such as premium taxes and contingent commissions of the property and casualty insurance operations, which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At June 30, 1998, Reliance Insurance Company had $403.7 million of cash and short-term investments.

     For the six months ended June 30, 1998, the Company utilized $61.3 million of cash flow for operating activities compared to $139.9 million in the corresponding 1997 period. The improvement in operating cash flow reflects higher levels of operating cash flow from the property and casualty insurance operations primarily due to an increase in reinsurance ceded premiums payable, partially offset by an increase in premiums receivable.

     The Company generated $223.8 million of cash flow from investing activities for the six months ended June 30, 1998 primarily from the sales of subsidiaries partially offset by net purchases of marketable securities. The Company generated $159.7 million of cash flow from investing activities for the six months ended June 30, 1997 primarily from the net sales of marketable securities.

     For the six months ended June 30, 1998, the Company used $155.0 million of cash flow for financing activities. During the first six months of 1998, the Company purchased $178.3 million of its outstanding senior notes and senior subordinated debentures utilizing the special dividend from Reliance Insurance Company and borrowings under its revolving credit facility. These purchases resulted in an after-tax extraordinary charge of $7.5 million, net of a $4.0 million tax benefit. For the six months ended June 30, 1997, the Company used $13.9 million of cash flow for financing activities, principally for the payment of dividends.

     The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At June 30, 1998, borrowings aggregating $70 million were outstanding under this facility.

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

     YEAR 2000

     In general, the year 2000 issue concerns many existing computers and software products which were originally coded to accept only two digit entries in the date code field. These computers and software products will need to be either replaced or reprogrammed in order for computer systems to distinguish 21st century dates from 20th century dates.

     COMPANY INFORMATION TECHNOLOGY. The Company's insurance policies contain date sensitive data, such as policy expiration dates and premium payment dates. If the Company's material computer systems are not year 2000 compliant, the Company's business operations, including claims and premiums processing operations, financial reporting systems and actuarial calculations, could be materially adversely affected.

     The Company commenced its efforts to address the year 2000 issue in 1996 and believes that its claims and premiums processing systems and corporate financial recording and reporting systems are year 2000 compliant. The Company is currently in the process of compliance assurance testing - that is, confirmation that such systems are year 2000 compliant and that certain of its other computer systems and software products are year 2000 compliant. The Company expects that this compliance assurance testing phase will be completed in 1998.

     THIRD PARTY INFORMATION TECHNOLOGY. The Company does business with certain third parties, such as third-party administrators, insurance brokers and insurance agents, who may either electronically receive financial and other information from, or electronically transmit financial and other information to, the Company. Thus, even if the Company's computer systems and software products are year 2000 compliant, the failure of third parties with whom the Company does significant business to be year 2000 compliant could materially adversely affect the financial position, results of operations or cash flows of the Company. Accordingly, as part of its year 2000 process, the Company is identifying certain third parties with whom the Company does significant business to determine whether such third parties are, or will be, year 2000 compliant. The Company expects to complete this process by the end of 1998 and plans to conduct systems testing as appropriate with such third parties in 1999. While the Company is taking what it believes are appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future financial periods.

     CONTINGENCY PLANS. After evaluating its internal compliance efforts as well as the compliance of third parties as described above by the end of fiscal year 1998, the Company will develop during fiscal year 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with whom the Company does business, are not year 2000 compliant.

     COSTS. Through year-end 1997, the Company had incurred approximately $5 million to address the year 2000 issue and expects to incur an additional $1.7 million through year-end 1999.

     INSURANCE POLICIES. As an insurer, the Company may incur losses and loss adjustment expenses (including attorneys' fees and other legal expenses) arising from property and casualty insurance claims by its insureds, who may incur losses as a result of the failure of such insureds, or the customers or vendors of such insureds, to be year 2000 compliant. The Company is in the process of assessing its exposures, if any, under its policies with respect to year 2000 noncompliance by its insureds, and the third parties who do business with its insureds, through various means which include communications with insureds and distribution of year 2000 written questionnaires. The Company is also in the process of assessing potential strategies to manage and mitigate such exposures, if any, including, without limitation, policy exclusions and reinsurance. However, because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insureds will incur losses, the amount of the losses or whether any such losses would be covered under the Company's insurance policies.

     FORWARD LOOKING INFORMATION

     Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words "expects", "probable", "estimate", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

  PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

  Item 4.     Submission of Matters to a Vote of Security Holders.

              On May 14, 1998, at the annual meeting of stockholders of the Company, the stockholders elected the thirteen directors set forth below and voted upon and authorized the adoption by the Company of the Reliance Group Holdings, Inc. 1998 Stock Option Plan, Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors, Reliance Group Holdings, Inc. 1998 Executive Bonus Plan and Reliance Group Holdings, Inc. Executive Bonus Plan for James E. Yacobucci. The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes (where applicable), were as follows:

              Proposal - Election of Directors:

                                                  For                 Withheld
                                              -----------             --------
              Saul P. Steinberg               104,822,664             282,500
              Robert M. Steinberg             104,821,918             283,246
              George R. Baker                 104,923,157             182,007
              George E. Bello                 104,931,389             173,775
              Dennis A. Busti                 104,933,495             171,669
              Lowell C. Freiberg              104,933,954             171,210
              Dr. Thomas P. Gerrity           104,929,067             176,097
              Jewell Jackson McCabe           104,919,691             185,473
              Irving Schneider                104,906,968             198,196
              Bernard L. Schwartz             104,902,517             202,647
              Richard E. Snyder               104,927,542             177,622
              Dr. Bruce E. Spivey             104,918,597             186,567
              James E. Yacobucci              104,932,593             172,571

              Proposal - Approval of the Reliance Group Holdings, Inc. 1998 Stock Option Plan

              For:                     79,494,425
              Against:                 14,524,362
              Abstain:                    207,727
              Broker Non-Votes:        10,878,650

              Proposal - Approval of the Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors

              For:                     85,049,370
              Against:                  8,883,103
              Abstain:                    294,041
              Broker Non-Votes:        10,878,650

              Proposal - Approval of the Reliance Group Holdings, Inc. 1998 Executive Bonus Plan

              For:                     92,051,140
              Against:                  1,860,074
              Abstain:                    315,301
              Broker Non-Votes:        10,878,649

              Proposal - Approval of the Reliance Group Holdings, Inc. Executive Bonus Plan for James E. Yacobucci

              For:                     89,445,967
              Against:                  4,443,978
              Abstain:                    336,570
              Broker Non-Votes:        10,878,649

     Item 6.      Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1  Reliance Group Holdings, Inc. 1998 Stock Option Plan

                  10.2 Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors

                  10.3  Reliance Group Holdings, Inc. 1998 Executive Bonus Plan

                  10.4 Reliance Group Holdings, Inc. Executive Bonus Plan for James E. Yacobucci

                  27.   Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


     Date:  August 14, 1998          /s/ George E. Bello
            ---------------          -----------------------------
                                     George E. Bello
                                     Executive Vice President and Controller
                                     (Chief Accounting Officer)