Form 10-Q
period 1998-09-30
RELIANCE GROUP HOLDINGS INC
filed 1998-11-16
CIK 356395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ To_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 1, 1998, 116,040,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                   I N D E X

                                                                            Page
                                                                             No.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Statement of Income for the Quarters and
       Nine-Month Periods Ended September 30, 1998 and 1997
       (Unaudited)......................................................      2

       Consolidated Balance Sheet at September 30, 1998
       (Unaudited) and December 31, 1997................................      3

       Consolidated Statement of Changes in Shareholders' Equity
       for the Nine-Month Period Ended September 30, 1998 (Unaudited)...      4

       Consolidated Condensed Statement of Cash Flows for the
       Nine-Month Periods Ended September 30, 1998 and 1997
       (Unaudited)......................................................      5

       Notes to Consolidated Financial Statements (Unaudited)...........      6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................     14

PART II. OTHER INFORMATION, AS APPLICABLE...............................     21

SIGNATURES..............................................................     22

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                   Quarter Ended                 Nine Months Ended
                                                                                    September 30                      September 30
                                                                        1998                1997               1998           1997
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:

Premiums earned...............................................    $  588,341          $  702,703       $  1,808,588    $ 2,034,827
Net investment income.........................................        74,908              73,571            224,608        218,494
Gain on sales of investments..................................         1,483              36,070            107,421         64,805
Gain on sales of subsidiaries.................................             -                   -            197,258              -
Other.........................................................        83,339              68,901            235,927        184,626
                                                                  ----------          ----------       ------------    -----------
                                                                     748,071             881,245          2,573,802      2,502,752
                                                                  ----------          ----------       ------------    -----------
Claims and expenses:

Policy claims and settlement expenses.........................       376,471             308,885          1,092,056        954,147
Policy acquisition costs and other insurance expenses.........       226,240             387,266            733,218      1,076,394
Interest......................................................        18,906              22,239             61,675         66,465
Other operating expenses......................................        93,858              81,206            269,581        218,953
                                                                  ----------          ----------       ------------    -----------
                                                                     715,475             799,596          2,156,530      2,315,959
                                                                  ----------          ----------       ------------    -----------
Income before income taxes and equity
    in investee companies.....................................        32,596              81,649            417,272        186,793
Provision for income taxes....................................        (9,000)            (26,900)          (131,100)      (60,500)
Equity in investee companies..................................         6,410               2,567             17,017          6,471
                                                                  ----------          ----------       ------------    -----------
Income from continuing operations.............................        30,006              57,316            303,189        132,764
Litigation settlement of discontinued operation...............             -                   -                  -        (7,500)
                                                                  ----------          ----------       ------------    -----------
Income before extraordinary item..............................        30,006              57,316            303,189        125,264
Extraordinary item - early extinguishment of debt.............             -                   -             (7,504)             -
                                                                  ----------          ----------       ------------    -----------
Net income....................................................    $   30,006          $   57,316       $    295,685    $   125,264
                                                                  ==========          ==========       ============    ===========
Basic per share information:
Income from continuing operations.............................    $      .26          $      .50       $       2.62    $      1.16
                                                                  ==========          ==========       ============    ===========
Net income ...................................................    $      .26          $      .50       $       2.56    $      1.09
                                                                  ==========          ==========       ============    ===========
Diluted per share information:
Income from continuing operations.............................    $      .25          $      .48       $       2.52    $      1.12
                                                                  ==========          ==========       ============    ===========
Net income ...................................................    $      .25          $      .48       $       2.46    $      1.06
                                                                  ==========          ==========       ============    ===========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             September 30                      December 31
ASSETS                                                                               1998                             1997
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $631,182 and $663,744).........................       $    588,013                    $     636,119
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,492,445 and $2,214,963)....................          2,540,064                        2,317,673
     Equity securities - at quoted market (cost $292,082
        and $376,065).................................................            679,171                          708,563
     Short-term investments...........................................            499,216                          487,614
Cash..................................................................             51,521                           53,661
Premiums and other receivables........................................          1,690,391                        1,460,426
Reinsurance recoverables..............................................          4,617,267                        4,241,015
Investment in investee companies......................................            575,717                          166,673
Deferred policy acquisition costs.....................................            292,691                          248,572
Excess of cost over fair value of net assets acquired, less
      accumulated amortization........................................            222,244                          229,484
Other assets..........................................................            521,656                          494,067
Net assets of title insurance operations..............................                  -                          288,619
                                                                             ------------                    -------------
                                                                             $ 12,277,951                    $  11,332,486
                                                                             ============                    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Unearned premiums.....................................................       $  1,896,482                    $   1,722,258
Unpaid claims and related expenses....................................          6,947,460                        6,669,508
Accounts payable and accrued expenses.................................            812,193                          579,582
Reinsurance ceded premiums payable....................................            513,582                          402,972
Federal and foreign income taxes, including deferred taxes............            155,415                           92,568
Term loans and short-term debt........................................            255,671                          253,083
Debentures and notes..................................................            470,686                          650,000
                                                                             ------------                    -------------
                                                                               11,051,489                       10,369,971
                                                                             ------------                    -------------
Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,036 and 114,857 shares
       issued and outstanding.........................................             11,604.                          11,486
     Additional paid-in capital.......................................            549,557                          542,049
     Retained earnings ...............................................            410,618                          142,701
     Accumulated other comprehensive income...........................            254,683                          266,279
                                                                             ------------                    -------------
                                                                                1,226,462                          962,515
                                                                             ------------                    -------------
                                                                             $ 12,277,951                    $  11,332,486
                                                                             ============                    =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                           Accumulated Other
                                                                                         Comprehensive Income
                                                                                       ------------------------
                                                                                                                Net
                                                                                                         Unrealized
                                                                                                 Net        Loss on
                                                              Additional                  Unrealized        Foreign
                                                   Common        Paid-In     Retained        Gain on        Currency  Shareholders'
                                                    Stock        Capital     Earnings    Investments     Translation         Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Balance, January 1, 1998.....................    $ 11,486     $  542,049    $ 142,701    $   292,081     $  (25,802)   $   962,515

Issuance of common stock.....................         118          5,287                                                     5,405

Transactions of investee
        companies and other..................                      2,221                        (402)                        1,819

Net income...................................                                 295,685                                      295,685

Dividends ($.24 per share)...................                                 (27,768)                                     (27,768)

Depreciation after deferred
          income taxes.......................                                                 (7,482)                       (7,482)

Foreign currency translation.................                                                                (3,712)        (3,712)
                                                 --------     ----------    ---------    -----------     ----------    ------------
Balance, September 30, 1998..................    $ 11,604     $  549,557    $ 410,618    $   284,197     $  (29,514)   $  1,226,462
                                                 ========     ==========    =========    ===========     ===========   ============


See notes to consolidated financial statements.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                                    1998                   1997
-------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES.............................      $   (44,086)           $  (101,073)
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale.............................          376,715                301,636
    Equity securities...............................................          362,617                336,064
Maturities and repayments of:
    Fixed maturities available for sale.............................          301,641                200,600
    Fixed maturities held for investment............................           76,115                 30,526
Purchases of:
    Fixed maturities available for sale.............................         (917,922)              (529,444)
    Fixed maturities held for investment............................          (26,807)               (28,852)
    Equity securities...............................................         (114,306)              (195,569)
(Increase) decrease in short-term investments - net.................          (32,700)                86,554
Proceeds from sales of subsidiaries.................................          271,852                      -
Other - net.........................................................          (48,761)               (41,770)
                                                                          ------------           ------------
                                                                              248,444                159,745
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans..............................................          135,000                 70,000
Increase in short-term debt - net...................................              317                  2,775
Repayments of term loans............................................         (130,741)               (60,749)
Redemption of debentures and notes..................................         (188,711)                     -
Issuance of common stock............................................            5,405                  2,257
Repurchases of senior reset notes...................................                -                (15,365)
Dividends...........................................................          (27,768)               (27,518)
                                                                          ------------           ------------
                                                                             (206,498)               (28,600)
                                                                          ------------           ------------
(Decrease) increase in cash.........................................           (2,140)                30,072
Decrease in cash of the title insurance operations..................                -                  2,582
Cash, beginning of period...........................................           53,661                 26,525
                                                                          ------------           ------------
Cash, end of period.................................................      $    51,521            $    59,179
                                                                          ============           ============
Supplemental disclosures of cash flow information:

Interest paid.......................................................      $    41,000            $    42,100
                                                                          ============           ============

Income taxes paid...................................................      $    77,100            $    31,900
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


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.       Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1998, and the results of operations, changes in shareholders' equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1997) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the Company's prior year consolidated financial statements to conform with the current year's consolidated financial statements.

2.       Sale of Subsidiaries

On February 27, 1998, the Company completed the sale of its title insurance operations to Lawyers Title Corporation whose name was changed to LandAmerica Financial Group, Inc. ("LandAmerica") on that date. As consideration for the sale, the Company received $266.6 million in cash, 4,039,473 shares of LandAmerica common stock and 2,200,000 shares of LandAmerica 7% cumulative convertible preferred stock having a stated value of $110.0 million and which is initially convertible into 4,824,561 shares of LandAmerica common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The total sale proceeds were $662.1 million. The Company owns approximately 27% of LandAmerica's outstanding common stock and, on a diluted basis, 45% of LandAmerica's common stock, assuming the conversion of the preferred stock, and has three representatives on its 14 member board of directors. Accordingly, the Company accounts for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.11 per diluted share) was recognized in the first nine months of 1998. The deferred gain of $109.3 million will be recognized as the equity securities received from LandAmerica are sold. The deferred gain, exclusive of a related deferred tax amount, is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet.

Revenues and expenses of the title insurance operations included in the accompanying unaudited consolidated statement of income are as follows:

                                             Quarter Ended                    Nine Months Ended
                                              September 30                         September 30
                                                      1997                 1998 (1)        1997
-----------------------------------------------------------------------------------------------
(In thousands)
Revenue:
Premiums earned..........................        $ 226,194            $ 139,132       $ 612,897
Net investment income....................            7,464                5,276          23,236
Gain on sales of investments.............               86                  305           1,187
                                                 ---------            ---------       ---------
                                                   233,744              144,713         637,320
                                                 ---------            ---------       ---------
Expenses:
Agency commissions(2)....................           98,459               56,815         268,906
Other expenses(2)........................          104,406               69,936         294,773
Provision for policy claims..............           10,725                6,676          29,470
                                                 ---------            ---------       ---------
                                                   213,590              133,427         593,149
                                                 ---------            ---------       ---------
Income before income taxes...............        $  20,154            $  11,286       $  44,171
                                                 =========            =========       =========


(1) Amounts for the nine months ended September 30, 1998 are through the date of the sale, February 27, 1998.

(2) Included in "policy acquisition costs and other insurance expenses" in the accompanying unaudited consolidated statement of income.

In addition, in the first quarter of 1998 the Company sold a subsidiary, CSC of Washington D.C., Inc., which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

3.  Equity In Investee Companies

The Company's investment in investee companies is as follows:

                                                   September 30   December 31
                                                           1998          1997
-----------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc...............       $ 408,073     $       -
Zenith National Insurance Corp.................         167,644       166,673
                                                      ---------     ---------
                                                      $ 575,717     $ 166,673
                                                      =========     =========

The Company's equity in investee companies is as follows:

                                                                      Quarter Ended          Nine Months Ended
                                                                       September 30               September 30
                                                                   1998        1997            1998       1997
--------------------------------------------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc. (1).......................    $ 4,837     $     -        $ 11,159    $     -
Zenith National Insurance Corp..............................      1,573       2,567           5,858      6,471
                                                                -------     -------        --------    -------
                                                                $ 6,410     $ 2,567        $ 17,017    $ 6,471
                                                                =======     =======        ========    =======

(1) The equity in investee company for the nine months ended September 30, 1998 includes equity earnings for the seven month period ending September 30, 1998.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Nine Months Ended September 30                                             1998
-------------------------------------------------------------------------------
(In thousands, except per share amount)
Revenues......................................................      $ 1,277,870
Income before income taxes....................................           99,979
Net income....................................................           64,122
Net income per diluted share..................................             3.61

Summarized financial information for Zenith National Insurance Corp. is as follows:

Nine Months Ended September 30                              1998           1997
-------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues............................................   $ 474,363      $ 446,145
Income before income taxes..........................      27,820         35,453
Net income..........................................      18,200         23,000
Net income per diluted share........................        1.06           1.29

4.   Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                                  Nine Months Ended September 30
                                                   ----------------------------------------------------------------
                                                            1998                               1997
                                                   ----------------------------------------------------------------
                                                      Premiums          Premiums         Premiums          Premiums
                                                       Written            Earned          Written            Earned
                                                   -----------       -----------      -----------      ------------
         Direct.............................       $ 2,925,751       $ 2,777,039      $ 2,561,983       $ 2,411,434
         Assumed............................           532,029           499,189          344,281           300,833
         Ceded..............................        (1,639,053)       (1,606,772)      (1,369,431)       (1,290,337)
                                                   -----------       -----------      -----------       -----------
         Net Premiums.......................       $ 1,818,727       $ 1,669,456      $ 1,536,833       $ 1,421,930
                                                   ===========       ===========      ===========       ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                           Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                             1998           1997
                                                     ------------    -----------
         Gross..............................          $ 2,129,625    $ 1,853,776
         Reinsurance recoveries.............           (1,044,245)      (929,099)
                                                      -----------    -----------
         Net policy claims and settlement
             expenses.......................          $ 1,085,380    $   924,677
                                                      ===========    ===========

5.   Earnings Per Share

The basic and diluted per share reconciliations of income from continuing operations to net income is as follows:

                                                                             Quarter Ended               Nine Months Ended
                                                                              September 30                    September 30
                                                                            1998      1997            1998            1997
--------------------------------------------------------------------------------------------------------------------------
Basic income per share:
   Income from continuing operations.................................    $   .26    $  .50         $  2.62        $   1.16
   Litigation settlement of discontinued operation...................          -         -               -            (.07)
                                                                         -------    ------         -------        --------
   Income before extraordinary item..................................        .26       .50            2.62            1.09
   Extraordinary item - early extinguishment of debt.................          -         -            (.06)              -
                                                                         -------    ------         -------        --------
   Net income........................................................    $   .26    $  .50         $  2.56        $   1.09
                                                                         =======    ======         =======        ========
Diluted income per share:
   Income from continuing operations.................................    $   .25    $  .48         $  2.52        $   1.12
   Litigation settlement of discontinued operation...................          -         -               -            (.06)
                                                                         -------    ------         -------        --------
   Income before extraordinary item..................................        .25       .48            2.52            1.06
   Extraordinary item - early extinguishment of debt.................          -         -            (.06)              -
                                                                         -------    ------         -------        --------
   Net income........................................................    $   .25    $  .48         $  2.46        $   1.06
                                                                         =======    ======         =======        ========

The reconciliation of the basic to diluted per share information is as follows:

Quarter Ended September 30                       1998                                    1997
------------------------------------------------------------------------------------------------------------------
                                                                Per Share                                Per Share
                                      Income        Shares         Amount       Income        Shares        Amount
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Basic income
  per share:
Income from
  continuing
  operations                       $  30,006       116,015      $  .26         $ 57,316       114,754       $  .50
                                                                ======                                      ======
Effect of dilutive
  securities:
      Options                              -         4,376                            -         3,902
                                   ---------       -------                     --------       -------
Diluted income
   per share:
Income from
  continuing
  operations                       $  30,006       120,391      $  .25         $ 57,316       118,656        $  .48
                                   =========       =======      ======         ========       =======        ======

Nine Months Ended September 30                        1998                                      1997
------------------------------------------------------------------------------------------------------------------
                                                                Per Share                                Per Share
                                      Income        Shares         Amount       Income        Shares        Amount
------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Basic income
     per share:
Income from
     continuing
     operations                    $ 303,189       115,539      $ 2.62         $132,764      114,588        $ 1.16
                                                                ======                                      ======
Effect of dilutive
     securities:
         Options                           -         4,678                            -        3,605
                                   ---------       -------                     --------      -------
Diluted income
     per share:
Income from
     continuing
     operations                    $ 303,189       120,217      $2.52          $132,764      118,193        $ 1.12
                                   =========       =======      =====          ========      =======        ======

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

The Company is also a defendant in a putative class action commenced in federal court in Texas against approximately 150 individual insurance companies, in which the plaintiff claims that the defendants violated the federal RICO statue by allegedly overcharging employers from 1988 to 1998 for retrospectively rated workers' compensation insurance policies covering risks in 44 states and the District of Columbia. The plaintiff, on behalf of itself and the putative class of employers, seeks unspecified monetary damages and attorneys' fees against all defendants jointly and severally, and injunctive and other equitable relief.

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

The Company's comprehensive income is as follows:

                                                                Quarter Ended                  Nine Months Ended
                                                                 September 30                       September 30
                                                        1998             1997               1998            1997
----------------------------------------------------------------------------------------------------------------
(In thousands)
Net income.....................................     $ 30,006       $   57,316          $ 295,685       $ 125,264
Appreciation (depreciation) of
     investments, net..........................       16,560          109,433             (7,884)        122,196
Foreign currency translation...................         (933)            (381)            (3,712)         (2,328)
                                                    --------       ----------          ---------       ---------
Comprehensive income...........................     $ 45,633       $  166,368          $ 284,089       $ 245,132
                                                    ========       ==========          =========       =========

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

===============================================================================

     Overview

     The Company had income from continuing operations, before gains on sales of investments, of $29.0 million ($.24 per diluted share) in the third quarter of 1998 compared to $33.9 million ($.28 per diluted share) in the corresponding 1997 period. The decline in operating income resulted from an increase in catastrophe losses. Catastrophe losses were $11.8 million after-tax ($.10 per diluted share) in the third quarter of 1998 compared to $2.6 million after-tax ($.02 per diluted share) in the corresponding 1997 period. For the first nine months of 1998 income from continuing operations, before gains on sales of investments, was $98.4 million ($.82 per diluted share) compared to $90.6 million ($.77 per diluted share) in the first nine months of 1997. This improvement reflects higher levels of net investment income in the property and casualty insurance operations and increased profits in the information technology business.

     Net income was $30.0 million ($.25 per diluted share) and $295.7 million ($2.46 per diluted share) for the three months and nine months ended September 30, 1998, which includes after-tax gains on sales of investments of $1.0 million ($.01 per diluted share) and $69.8 million ($.58 per diluted share). Net income in the first nine months of 1998 also includes after-tax gains on sales of subsidiaries of $135.0 million ($1.12 per diluted share), substantially all of which relates to the February 27, 1998 sale of the Company's title insurance operations (see note 2 to the accompanying unaudited consolidated financial statements for further discussion) and an after-tax extraordinary charge of $7.5 million ($.06 per diluted share) related to early extinguishment of debt. Net income was $57.3 million ($.48 per diluted share) and $125.3 million ($1.06 per diluted share) in the third quarter and first nine months of 1997, which included after-tax gains on sales of investments of $23.4 million ($.20 per diluted share) and $42.1 million ($.35 per diluted share). Net income in the first nine months of 1997 also included an after-tax charge of $7.5 million ($.06 per diluted share) for a litigation settlement of a discontinued subsidiary.

     Property and Casualty Insurance Operations

     Net premiums written in the quarter and nine months ended September 30, 1998 increased to $608.5 million and $1.82 billion from $517.0 million and $1.54 billion in the corresponding prior year periods. Net premiums earned in the quarter and nine months ended September 30, 1998 likewise increased to $588.3 million and $1.67 billion from $476.5 million and $1.42 billion in the corresponding prior year periods. These increases reflect growth in both domestic and international operations and reflect increased writings in general liability, non-standard automobile, reinsurance, accident and health and surety lines of business partially offset by lower premiums in the commercial automobile line.

     The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 102.3% and 101.4% in the third quarter and first nine months of 1998 compared to 101.0% and

     100.9% in the corresponding 1997 periods. The underwriting losses were $16.3 million and $28.3 million in the third quarter and first nine months of 1998 compared to $7.8 million and $21.6 million in the corresponding prior year periods. The increased underwriting losses, and the higher combined ratios, resulted from an increase in catastrophe losses which were $18.2 million and $26.7 million in the third quarter and first nine months of 1998 compared to $4.1 million and $11.4 million in the corresponding 1997 periods. The third quarter 1998 catastrophe losses primarily resulted from Hurricanes Georges and Bonnie.

     Property and Casualty Insurance Investment Results

     Net investment income of the property and casualty insurance operations increased to $74.9 million and $219.3 million in the third quarter and first nine months of 1998 from $66.1 million and $195.3 million in the comparable 1997 periods. These increases resulted from growth in the size of the property and casualty insurance fixed maturity investment portfolio due to the sale of certain equity securities in late 1997 and the first half of 1998, and the reinvestment of the proceeds into higher yielding fixed income securities.

     Gains on sales of investments were $1.5 million and $107.1 million in the three month and nine month periods ending September 30, 1998 compared to $36.0 million and $63.6 million in the corresponding 1997 periods. Gains on sales of investments in the first nine months of 1998 primarily resulted from sales of equity securities, partially offset by write-downs of $32.2 million equal to the difference between the cost and market values of certain investments to reflect other than temporary declines.

     Investment Portfolio

     At September 30, 1998, the Company's investment portfolio aggregated $3.91 billion (at cost), of which 7% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

     The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1998, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $397.9 million (11% of the fixed income portfolio) and $187.4 million (5% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

     Information Technology Operations

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, primarily provides computer-related professional services to large corporate clients throughout the United States. Information technology revenues increased to $64.4 million and $182.0 million in the third quarter and first nine months of 1998 from $51.3 million and $136.1 million in the corresponding 1997 periods resulting from increased assignments from existing and new clients, together with an increase in billing rates. Gross margins (revenues less cost of services) were $20.8 million and $57.0 million, or 32% and 31% of revenues, in the third quarter and first nine months of 1998 compared to $13.9 million and $34.8 million, or 27% and 26% of revenues, in the corresponding prior year periods. Selling, general and administrative expenses were $15.4 million and $42.4 million in the three month and nine month periods ended September 30, 1998 compared to $12.0 million and $32.4 million in the corresponding 1997 periods. The increase in these expenses reflects costs related to increased revenue, as well as costs associated with the Company's continued geographic expansion and investments in technical and sales capabilities, both of which are intended to contribute to future revenue growth. RCG's revenues and expenses are included in "other revenues and other operating expenses" in the accompanying unaudited consolidated statement of income.

     Equity in Investee Companies

     Equity in investee companies income was $6.4 million and $17.0 million in the third quarter and first nine months of 1998 which includes equity earnings of $4.8 million and $11.2 million from the Company's investment in LandAmerica Financial Group, Inc. since March 1, 1998. Equity in investee companies income was $2.6 million and $6.5 million in the third quarter and first nine months of 1997 from the Company's Zenith National Insurance Corp. investment.

     Liquidity and Capital Resources

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These net payments aggregated $258.1 million for the nine months ended September 30, 1998 of which $188.7 million was used by the Company to purchase certain of its outstanding debt. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal property and casualty insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

     Regular common stock dividends paid by Reliance Insurance Company during the first nine months of 1998 were $96.3 million. In addition, during the first nine months of 1998, Reliance Insurance Company paid special dividends of $135.0 million representing a portion of the gain from the sale of the title insurance operations. The Company believes that Reliance Insurance Company has sufficient dividend paying capacity to meet the Company's operating cash needs.

     Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At September 30, 1998, Reliance Insurance Company had $537.1 million of cash and short-term investments.

     For the nine months ended September 30, 1998, the Company utilized $44.1 million of cash flow for operating activities compared to $101.1 million in the corresponding 1997 period. The improvement in operating cash flow reflects higher levels of operating cash flow from the property and casualty insurance operations primarily due to an increase in reinsurance ceded premiums payable, partially offset by increases in reinsurance recoverables and premiums receivable.

     The Company generated $248.4 million of cash flow from investing activities for the nine months ended September 30, 1998 primarily from the sales of subsidiaries partially offset by net purchases of marketable securities. The Company generated $159.7 million of cash flow from investing activities for the nine months ended September 30, 1997 primarily from the net sales of marketable securities.

     For the nine months ended September 30, 1998, the Company used $206.5 million of cash flow for financing activities. During the first nine months of 1998, the Company purchased $179.3 million of its outstanding senior notes and senior subordinated debentures utilizing the dividends from Reliance Insurance Company. These purchases resulted in an after-tax extraordinary charge of $7.5 million, net of a $4.0 million tax benefit. For the nine months ended September 30, 1997, the Company used $28.6 million of cash flow for financing activities, principally for the payment of dividends.

     The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At September 30, 1998, borrowings aggregating $30 million were outstanding under this facility.

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

     The Company commenced its efforts to address the year 2000 issue in 1996. All but one of its claims and premiums processing systems and corporate financial recording and reporting systems have been remediated and tested where necessary and the Company believes they are year 2000 compliant. While the Company has completed its originally scheduled testing for these systems, in light of the additional time available to it, the Company is implementing a second round of compliance assurance testing of these systems, which the Company plans to substantially complete by the third quarter of 1999. The Company also plans to transfer the data from its one noncompliant claims system to a year 2000 compliant system. In addition, the Company plans to complete remediation of its actuarial pricing system by the end of 1998, to remediate certain of its other actuarial systems by the third quarter of 1999, and to perform compliance assurance testing on such other actuarial systems by the last quarter of 1999. The year 2000 issue is constantly evolving, so the Company anticipates that it may from time to time revise its year 2000 compliance schedule; however, the Company expects that its year 2000 efforts will be completed in a timely fashion.

     Third Party Information Technology. Even if all of the Company's computer systems and software products are year 2000 compliant, the failure of third parties with whom the Company does significant business to be year 2000 compliant could materially adversely affect the financial position, results of operations or cash flows of the Company. Accordingly, as part of its year 2000 process, the Company is identifying certain third parties with whom the Company does significant business to determine whether such third parties are, or will be, year 2000 compliant. The Company has sent year 2000 compliance questionnaires to its property managers, third party administrators, and major reinsurers and to government and private agencies to which the Company electronically transmits, and from which the Company electronically receives, financial and other information. The Company plans to follow-up with certain parties who have not responded to such questionnaires by year end 1998, in some cases, and by the end of the first quarter of 1999, in other cases where the Company believes the additional time will allow such parties to produce a better assessment of their year 2000 compliance. The Company has not yet contacted, but plans to contact as part of this process, insurance brokers and agents, financial institutions and other vendors with whom the Company does significant business by year end 1998, in some cases, and by the end of the first quarter of 1999, in other cases where the Company believes the additional time will allow such parties to produce a better assessment of their year 2000 compliance. The Company plans to conduct systems testing as appropriate with third parties in 1999. While the Company is taking what it believes are appropriate safeguards, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future financial periods.

     Contingency Plans. After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company will develop during fiscal year 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with whom the Company does business, are not year 2000 compliant.

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

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

  PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

     Item 5.  Other Information.

              The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4 of the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority on the management of a company to vote on a stockholder proposal for an annual meeting of stockholders if such stockholder's proposal is not submitted to the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement. For purposes of the Company's 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on any proposal with respect to which the Company receives notice after March 3, 1999, even if such proposal is not discussed in the proxy statement for the 1999 Annual Meeting of Stockholders.

     Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        -----------------------------
                                        (Registrant)

Date:  November 13, 1998                 /s/ George E. Bello
       -----------------                 -------------------------------------
                                         George E. Bello
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)