Form 10-K
period 1998-12-31
RELIANCE GROUP HOLDINGS INC
filed 1999-04-01
CIK 356395

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, 116,118,031 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $561,139,223.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          (1) Reliance Group Holdings, Inc. 1998 Annual Report--Parts I, II and IV.

          (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999--Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Group Holdings, Inc. (the "Company" or "Reliance Group Holdings") is a holding company whose principal business is the ownership of Reliance Insurance Company and its property and casualty insurance subsidiaries (the "Reliance Insurance Group"). The Reliance Insurance Group underwrites a broad range of commercial line property and casualty insurance and also underwrites personal automobile coverage. The Company also owns RCG Information Technology, Inc. ("RCG Information Technology"), an information technology consulting company.

     On February 27, 1998, the Company completed the sale of its title insurance companies, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company and their respective subsidiaries ("Commonwealth/Transnation Title") to Lawyers Title Corporation, whose name was changed to LandAmerica Financial Group, Inc. ("LandAmerica") on that date. As consideration for the sale, the Company received $266.6 million in cash, 4,039,473 shares of LandAmerica common stock and 2,200,000 shares of LandAmerica 7% cumulative convertible preferred stock having a stated value of $110,000,000 and which is initially convertible into 4,824,561 shares of LandAmerica common stock. Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The total sale proceeds were $662.1 million. The Company owns approximately 26% of LandAmerica's outstanding common stock and, on a diluted basis, 44% of LandAmerica's common stock, assuming the conversion of the preferred stock, and has three representatives on LandAmerica's 14-member board of directors. Accordingly, the Company accounts for its investment in LandAmerica by the equity method of accounting and has classified LandAmerica as an investee company. The transaction resulted in an after-tax gain of $242.9 million, of which $133.6 million was recognized in 1998. The deferred gain of approximately $109.3 million will be recognized as the equity securities received from LandAmerica are sold. See Note 2 to the Company's consolidated financial statements (the "Consolidated Financial Statements"), which information is incorporated herein by reference, and "Investee Companies".

     Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States. The Reliance Insurance Group consists of Reliance National, Reliance Insurance, Reliance Reinsurance, Reliance Surety and Reliance Direct, each of which has a distinct operating identity and is managed separately. Reliance National offers, through brokers and agents, a broad range of commercial property and casualty insurance products and services primarily for large companies and specialty lines customers. Reliance National also offers, through agents, non-standard automobile and smaller account workers' compensation insurance, as well as insurance programs for groups with common insurance needs. Reliance National selects market segments where it can provide specialized coverages and services. It conducts business nationwide and in certain international markets. In 1998, Reliance National accounted for 50% of the net premiums written by the Reliance Insurance Group. Reliance Insurance provides, through agents and brokers, commercial property and casualty insurance coverages for mid-sized companies primarily in the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks. In 1998, Reliance Insurance accounted for 32% of the net premiums written by the Reliance Insurance Group. Reliance Reinsurance offers, primarily through brokers, treaty and facultative reinsurance, including products for agricultural-related risks, for small to medium sized regional and specialty insurance companies located in the United States. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States and conducts its business through agents and brokers. Reliance Direct was formed in 1997 to market and underwrite preferred personal automobile insurance on a direct basis. In the first quarter of 1999, the Reliance Insurance Group commenced a review of its personal automobile lines of business to determine the feasibility of combining the personal automobile businesses of Reliance National and Reliance Direct into a single operating unit. As a result, the Reliance Insurance Group has determined that it will create Reliance Personal Insurance ("Reliance Personal"), a new unit designed to serve both the standard and non-standard markets for personal automobile insurance. Accordingly, the Company is reviewing the form in which it will present the results of the Reliance Insurance Group's operating units in future periods.

     RCG Information Technology provides computer-related services to corporate clients primarily in the United States and had revenues of $247.7 million in 1998.

     Business segment information for the years ended December 31, 1998, 1997 and 1996 is set forth in Note 18 to the Consolidated Financial Statements, which information is incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ("GAAP") unless otherwise specified.

     The Company owns all of the common stock of Reliance Financial Services Corporation ("Reliance Financial") which in turn owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 8 to the Consolidated Financial Statements, which information is incorporated herein by reference. Reliance Insurance Company indirectly owns all of the common stock of RCG Information Technology.

OPERATING UNITS

     Property and Casualty Insurance. The following table sets forth the amount of net premiums written in each line of business for the years ended
December 31, 1998, 1997 and 1996 by Reliance National, Reliance Insurance, Reliance Reinsurance, Reliance Surety and Reliance Direct.

                                               1998                                    1997                           1996
                               -------------------------------------   -------------------------------------   -------------------
                               RELIANCE  RELIANCE                      RELIANCE  RELIANCE                      RELIANCE  RELIANCE
                               NATIONAL  INSURANCE  OTHER(1)  TOTAL    NATIONAL  INSURANCE  OTHER(1)  TOTAL    NATIONAL  INSURANCE
                               --------  ---------  --------  ------   --------  ---------  --------  ------   --------  ---------
                                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.............  $  347     $ 118      $ --    $  465     $311      $ 112      $ --    $  423     $368      $  99
Commercial Auto...............     109       226        --       335       97        198        --       295       86        179
Workers' Compensation.........     156       148        --       304      128        148        --       276      127        123
Multiple Peril................      17       209        --       226       18        203        --       221       20        192
Reinsurance...................      --        --       217       217       --         --       159       159       --         --
Surety........................      --        --       204       204       --         --       177       177       --         --
Non-Standard Auto.............     201        --        --       201       98         --        --        98       --         --
Ocean and Inland Marine.......     126        41        --       167      150         41        --       191       83         46
Accident and Health...........     154        --        --       154       92         --        --        92       62         --
Fire and Allied...............      36        24        --        60       20         26        --        46       22         42
Preferred Personal Auto.......      --        --        26        26       --         --         1         1       --         --
Other.........................      68         9         2        79       73         12         2        87       66         21
                                ------     -----      ----    ------     ----      -----      ----    ------     ----      -----
  Total.......................  $1,214     $ 775      $449    $2,438     $987      $ 740      $339    $2,066     $834      $ 702
                                ------     -----      ----    ------     ----      -----      ----    ------     ----      -----
                                ------     -----      ----    ------     ----      -----      ----    ------     ----      -----
Percent of Total..............     50%       32%       18%      100%      48%        36%       16%      100%      45%        38%
                                ------     -----      ----    ------     ----      -----      ----    ------     ----      -----
                                ------     -----      ----    ------     ----      -----      ----    ------     ----      -----

                                      1996
                                ----------------
                                OTHER(1)  TOTAL
                                --------  ------

General Liability.............    $ --    $  467
Commercial Auto...............      --       265
Workers' Compensation.........      --       250
Multiple Peril................      --       212
Reinsurance...................     151       151
Surety........................     159       159
Non-Standard Auto.............      --        --
Ocean and Inland Marine.......      --       129
Accident and Health...........      --        62
Fire and Allied...............      --        64
Preferred Personal Auto.......      --        --
Other.........................      --        87
                                  ----    ------
  Total.......................    $310    $1,846
                                  ----    ------
                                  ----    ------
Percent of Total..............     17%      100%
                                  ----    ------
                                  ----    ------

------------------

(1) Consists of Reliance Reinsurance, Reliance Surety, Reliance Direct and
    Other.

     For information about the net premiums earned, underwriting gain (loss) and combined ratios for the years ended December 31, 1998, 1997 and 1996 for Reliance National, Reliance Insurance, Reliance Reinsurance, Reliance Surety and Reliance Direct, see "Reliance Group Holdings, Inc. and Subsidiaries Financial Review" on page 26 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference.

     The following table sets forth underwriting results for the Reliance Insurance Group for the years ended December 31, 1998, 1997 and 1996.

                                  YEAR ENDED DECEMBER 31,
                            ------------------------------------
                              1998          1997          1996
                            --------      --------      --------
                                (IN MILLIONS, EXCEPT RATIOS)
Net premiums written...     $2,438.3      $2,065.8      $1,846.2
Underwriting loss(1)...        (52.1)        (31.7)        (38.4)(2)
Combined ratio.........        102.1%        100.9%        101.6%(2)

------------------
     (1) Includes catastrophe losses (net of reinsurance) for the years ended December 31, 1998, 1997 and 1996 of $33.3 million, $11.1 million and $19.9 million, respectively.
     (2) Excludes a charge of $134.0 million (7.4 combined ratio points) to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The actual underwriting loss was $172.4 million and the combined ratio was 109.0%.

     The following table sets forth certain financial information of the Reliance Insurance Group based upon statutory accounting practices and shareholder's equity of Reliance Insurance Company, the principal operating subsidiary of the Company, based upon GAAP (in thousands):

                                           STATUTORY ACCOUNTING                                   GAAP
               ----------------------------------------------------------------------------   -------------
                  NET                                   TOTAL                     POLICY-        COMMON
YEAR ENDED      PREMIUMS     UNEARNED       LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,    WRITTEN      PREMIUMS     RESERVES      ASSETS     LIABILITIES    SURPLUS        EQUITY
------------   ----------   ----------   ----------   ----------   -----------   ----------   -------------
1998........   $2,464,813   $1,117,095   $3,175,171   $6,665,158   $ 4,917,733   $1,747,425    $ 1,916,051
1997........    2,081,991      980,146    3,172,266    5,955,177     4,652,687    1,302,490      1,704,256
1996........    1,848,159      885,799    3,228,792    5,669,276     4,482,220    1,187,056      1,410,484

     The Reliance Insurance Group writes insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. In 1998, California, New York, Florida, Texas and Pennsylvania accounted for approximately 15%, 10%, 8%, 6% and 5%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Insurance Group. The Reliance Insurance Group writes insurance primarily through agents and brokers and also underwrites personal lines automobile insurance utilizing the Internet, direct mail and other direct marketing channels.

     The Reliance Insurance Group also writes insurance in the European Community through Reliance National offices in the United Kingdom, the Netherlands, Sweden, Spain and Germany, in the Americas through Reliance National offices in Canada, Mexico, Argentina and Brazil, in the Pacific Rim through a Reliance National office in Singapore, and in Asia through a Reliance National office in South Korea and a joint venture insurance operation in Hong Kong called Lippo Reliance Insurance Company Ltd. The Reliance Insurance Group also writes insurance through Reliance National offices in Switzerland and in South Africa. In addition, the Reliance Insurance Group has cooperation agreements between Reliance National and each of Huatai Insurance Company and Tian An Insurance Company, both in China. The Reliance Insurance Group's foreign-sourced net written premiums were $284.2 million, $271.2 million and $195.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Aon Group, Inc., a worldwide insurance brokerage firm, accounted for 11.8% of the direct premiums written in 1998 by the Reliance Insurance Group.

     A. M. Best & Company, Inc. ("Best"), publisher of Best's Insurance Reports, Property-Casualty, has assigned an "A- (Excellent)" rating to the Reliance Insurance Group. Best's ratings are based on an analysis of the financial strength, operating performance and market profile of an insurance company as they relate to Best's quantitative and qualitative standards. An "A- (Excellent)" rating is assigned to those companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by Best. Standard & Poor's ("S&P") has assigned an "A" rating to the claims-paying ability of the Reliance Insurance Group. An "A" rating is assigned to those companies which have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. The Best and S&P ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Insurance Group are not as high as many of the insurance companies with which the Reliance Insurance Group competes, management believes that the current ratings are adequate to enable the Reliance Insurance Group to compete successfully.

     Reliance National. Reliance National offers a broad range of commercial insurance products and services, both on a primary and assumed basis, with a focus on large accounts and specialty lines customers. Reliance National selects market segments where it can provide specialized coverages, such as directors and officers liability insurance, or specialized services, such as providing captive insurance arrangements to the alternative risk markets. During 1998, Reliance National provided non-standard personal automobile insurance. It also provides traditional commercial insurance products. In 1998, Reliance National accounted for 50% of the net premiums written by the Reliance Insurance Group. Reliance National, which conducts business nationwide and in certain international locations, is headquartered in New York City and has 88 offices in twenty-four states and fourteen countries. Reliance National distributes its products through insurance brokers and agents. Net premiums written by Reliance National were $1.2 billion, $987.3 million and $833.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of departments which focus on particular types of businesses, programs or market segments. Each department makes use of underwriters, actuaries, claims personnel and other professionals to market, structure, price and service its products. Reliance National's eight major divisions are:

     o Casualty Risk Services, Reliance National's largest division, which writes workers' compensation, commercial automobile and general liability coverages primarily to Fortune 1,000 companies, multinationals and the construction industry. These coverages are primarily provided on a large deductible basis and to the alternative risk markets through captive reinsurance arrangements. This division also provides environmental pollution coverages primarily on a claims-made basis for consultants, contractors, transporters and certain other insureds, and operates CyberComp, which permits Reliance National to utilize the Internet to write, through agents, guaranteed cost workers' compensation coverages for smaller accounts.

     o Non-Standard Automobile, which primarily writes personal automobile insurance for drivers unable to obtain insurance in the standard automobile insurance market. In 1999, these operations will be consolidated into Reliance Personal.

     o International, which writes predominantly commercial casualty and property insurance products, including commercial automobile and specialized coverages such as excess casualty, directors and officers liability insurance, fidelity insurance and accident and health coverage in certain international markets. This division also writes ocean marine coverages in domestic and certain international markets.

     o International Reinsurance and Special Risk, which writes aviation and space satellite risk coverages, as well as certain non-traditional insurance products, in domestic and certain international markets.

     o Accident and Health, which writes high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Financial Products, which writes directors and officers liability insurance, errors and omissions insurance, employment practices liability insurance and fidelity and fiduciary coverages in the domestic market.

     o Excess and Surplus Lines, which primarily writes professional liability insurance to architects, engineers, lawyers, healthcare providers and other professionals, and writes excess and umbrella coverages.

     o Property/Custom Casualty, which primarily writes commercial property, casualty and inland marine coverages focusing on excess and specialty commercial accounts.

     Reliance National formed a Credit Insurance division in 1998, which is expected to commence the writing of premiums in 1999. This division plans to write a range of consumer insurance products including credit life insurance, disability insurance and unemployment insurance.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, policies written on a large deductible basis and by purchasing reinsurance. Policies written on a "claims-made" basis accounted for approximately 20%, 23% and 26% of Reliance National's net premiums written during 1998, 1997 and 1996, respectively. Policies written on a "claims-made" basis provide coverage only for claims made against the insured during the policy period or within an established reporting period, as opposed to "occurrence" basis policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the "long tail" nature of the risks insured. Policies written on a large deductible basis accounted for approximately 9%, 9% and 14% of Reliance National's net premiums written during 1998, 1997 and 1996, respectively. Under policies written on a large deductible basis, the insured pays, or reimburses the insurer for, all of its losses up to the deductible amount. Under a large deductible policy, the insured may also pay for a portion of the allocated loss adjustment expenses within the deductible amount. The use of large deductible policies results in lower premiums and losses for Reliance National as payments or reimbursements for losses made by an insured under a large deductible policy are generally not considered premiums or losses to an insurer. With large deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with large deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, a substantial majority of Reliance National's net premiums written during 1998 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance conducts business through 37 offices and distributes its products through approximately 1,400 agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 100 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including commercial automobile, multiple peril, workers' compensation and general liability. In 1998, Reliance Insurance accounted for 32% of the net premiums written by the Reliance Insurance Group. Reliance Insurance is headquartered in Philadelphia and operates in 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $775.5 million, $740.4 million and $702.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Reliance Insurance's three major divisions are:

     o Commercial Accounts, which focuses on accounts with annual premiums of up to $1 million. This division writes a broad range of traditional commercial coverages, primarily on a guaranteed cost basis.

     o Specialty, which provides underwriting for industry segments with special exposures and in 1998 wrote specific business segments: transportation, manufacturing, contracting, public entities and social services. In 1999, the manufacturing and contracting segments are expected to be consolidated into the Commercial Accounts Division.

     o Large Accounts, which focuses on casualty exposures of accounts with annual premiums in excess of $1 million where it is able to offer more flexible coverages through the use of large deductible and retrospectively rated policies. With retrospectively rated policies, the insured effectively pays for a large portion or, in many cases, all of its losses. The Large Accounts division primarily provides workers' compensation insurance and approximately 39% of its business was written on a large deductible and retrospectively rated basis. Accounts with large deductible and retrospectively rated policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     The Commercial Accounts and Large Accounts divisions provide their products and services through a decentralized network of regional and branch offices. This organization allows the Commercial Accounts and Large Accounts divisions to place major responsibility and accountability for underwriting, sales and customer service close to the insured. The Specialty division has a centralized underwriting and customer service operation with a decentralized network of sales representatives throughout the country. Reliance Insurance manages claims for all of its divisions through a decentralized network of regional and branch offices, which allows the point of service to be close to the insured.

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on both a treaty (blocks of risk) and facultative (individual risks) basis and property reinsurance on a treaty basis. The business of Reliance Reinsurance is primarily conducted on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, it typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative risk markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the "lower layers", the first
$1 million of primary coverage, where losses are more predictable and quantifiable. Reliance Reinsurance also operates an Agriculture division reinsuring insurers whose products include crop insurance and other products for agricultural-related risks. It also formed, in 1998, a unit to structure specialized loss portfolio transfers and other financing programs for its clients' insurance liabilities, principally in run-off situations. Reliance Reinsurance conducts its business nationwide through three offices and is headquartered in Philadelphia. Net premiums written by Reliance Reinsurance were $217.3 million, $159.0 million and $151.1 million for the years ended
December 31, 1998, 1997 and 1996, respectively.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes commercial surety, financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients and actively manages claims to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with a large majority of the contractors and accounts it has insured. Reliance Surety recently established a Specialty Division to serve the large contractor market. Its Firemark and Express Surety operations target smaller contractors and accounts, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 33 branch offices and distributes its products through approximately 3000 agents and brokers. In addition, Reliance Surety has a presence in London. Net premiums written by Reliance Surety were $204.4 million, $176.5 million and $159.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Reliance Direct. Reliance Direct was formed in 1997 to market and underwrite preferred personal automobile insurance on a direct basis. Net premiums written by Reliance Direct were $26.2 million and $1.1 million for the years ended December 31, 1998 and 1997, respectively. In 1999, these operations will be consolidated into Reliance Personal.

     Information Technology Consulting Services. RCG Information Technology provides a full range of information technology services to corporate clients primarily in the United States, including clients in the following sectors: financial services, energy, computer services, health care, pharmaceuticals, telecommunications, public entities, publishing, electronics, travel and food and beverage. Such services include: staff augmentation; systems analysis, design and integration; enterprise resource planning and implementation; imaging; client-server technologies; testing and quality assurance; work-flow management; outsourcing; and management consulting. RCG Information Technology has 19 offices in the United States and two offices overseas in the Philippines and South Africa. RCG Information Technology recruits computer professionals both in the United States and internationally to meet demands for its services, and has established recruiting capabilities through its domestic offices and its overseas offices. RCG Information Technology had revenues of $247.7 million, $191.9 million and $136.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, and its pretax operating income was $19.4 million, $5.6 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

INSURANCE CEDED AND ASSUMED

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

     The Reliance Insurance Group also assumes insurance ceded from other insurers. The total premiums assumed from other insurers were $875.5 million, $447.9 million and $356.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition to the growth in Reliance Reinsurance's business, especially its agricultural business, the growth in assumed premiums is attributable to captive and fronting arrangements with primary insurers in which Reliance National, for a fee, assumes risk from such primary insurers and, in turn, cedes all or a portion of such risk to a reinsurer. In such cases, a third party generally underwrites the risks and investigates, adjusts and settles the claims.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $2.4 billion, $1.9 billion and $1.6 billion in 1998, 1997 and 1996, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds or cedents, even though the reinsuring company assumes the related liability. At December 31, 1998, the Reliance Insurance Group had aggregate reinsurance recoverables of $5.0 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash, to secure recoverables from unauthorized reinsurers. The Company had $6.4 million reserved for potentially unrecoverable reinsurance at December 31, 1998.

     In 1998, Reliance National entered into reinsurance fronting arrangements as part of a workers' compensation insurance facility created and managed by Unicover Managers, Inc., a third party manager of reinsurance pools. Under these arrangements, Reliance National reinsures workers' compensation policies, the occupational accident portion of which is then 100 percent reinsured by (also referred to as "retroceded to") a number of other reinsurance companies ("retrocessional reinsurers"), many of which are life insurance companies. Reliance National understands that several of its retrocessional reinsurers, or their reinsurers, are projected to sustain substantial losses on this business. In letters from certain retrocessional reinsurers and in published reports, issues have been raised as to whether these retrocessional reinsurers will attempt to avoid their obligations and as to whether one of them has become financially impaired. In addition, the Insurance Department of the State of Connecticut recently issued two bulletins asserting that life insurance companies domiciled in Connecticut are not authorized to reinsure the occupational accident portion of workers' compensation policies, although in the second bulletin the Department makes it clear that it does not purport to invalidate existing reinsurance contracts. Based on its review and assessment of the information currently available to it, the Company believes that it has valid and enforceable retrocessional reinsurance contracts with its retrocessional reinsurers, and that ultimately it will recover the full amount of such coverage.

     In 1998, the Reliance Insurance Group did not cede more than 5% of gross written premiums to any one reinsurer and no one reinsurer accounted for more than 10% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1998 ceded premiums, are as follows:

                                                          1998
                                                         CEDED         BEST
                                                        PREMIUM       RATING
                                                     -------------    ------
                                                     (IN MILLIONS)
American Re-Insurance Company.....................      $ 239.9          A++
Lincoln National Life Insurance Company...........        114.6          A
Swiss Reinsurance America Corporation.............        100.4          A+
Commercial Risk Re-Insurance Company..............         91.5          A
Connecticut General Life Insurance Company........         71.0          A+
Employers Reinsurance Corporation.................         67.2          A++
Phoenix Home Life Mutual Insurance Company........         65.8          A
Kemper Reinsurance Company........................         61.1          A
Hertz International Reinsurance Ltd...............         59.1         (1)
General Reinsurance Corporation...................         56.3          A++

------------------
(1) An unrated captive reinsurer that is not affiliated with the Company. Recoverables from such reinsurer are fully collateralized.

     The Reliance Insurance Group maintains no "Funded Cover" reinsurance agreements. "Funded Cover" reinsurance agreements are multi-year retrospectively rated, non-cancelable reinsurance agreements which do not meet relevant accounting standards for risk transfer and under which the reinsured must pay additional premiums in subsequent years if losses in the current year exceed levels specified in the reinsurance agreement.

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

The following tables present information relating to the liability for unpaid claims and related expenses ("loss reserves") for the Reliance Insurance Group. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1998, 1997 and 1996.

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                              1998          1997          1996
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Loss reserves, beginning of year........   $6,559,508    $6,048,240    $5,695,678
  Less reinsurance recoverables.........    3,317,190     2,736,634     2,516,243
                                           ----------    ----------    ----------
Net loss reserves, beginning of year....    3,242,318     3,311,606     3,179,435
                                           ----------    ----------    ----------
Provision for policy claims and related
  expenses:
  Provision for insured events of the
     current year.......................    1,549,907     1,299,066     1,211,672
  Increase (decrease) in provision for
  insured events
    of prior years......................      (32,959)      (35,980)      138,665(1)
                                           ----------    ----------    ----------
       Total provision..................    1,516,948     1,263,086     1,350,337
                                           ----------    ----------    ----------
Payments for policy claims and related
  expenses:
  Attributable to insured events of the
  current year..........................      490,146       367,763       298,838
  Attributable to insured events of
  prior years...........................    1,046,583       963,135       926,996
                                           ----------    ----------    ----------
       Total payments...................    1,536,729     1,330,898     1,225,834
                                           ----------    ----------    ----------
Foreign currency translation............       (2,491)       (1,476)        7,668
                                           ----------    ----------    ----------
Net loss reserves, end of year..........    3,220,046     3,242,318     3,311,606
  Plus reinsurance recoverables.........    3,953,840     3,317,190     2,736,634
                                           ----------    ----------    ----------
Loss reserves, end of year..............   $7,173,886    $6,559,508    $6,048,240
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

------------------
(1) The 1996 increase in provision for insured events of prior years included a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

     The provision for policy claims and related expenses for 1998 and 1997 included favorable development in workers' compensation partially offset by adverse development in the commercial automobile line. The redundancy in workers' compensation is due, in part, to favorable development in retrospectively rated policies, which was more than offset by a corresponding reduction in premiums earned. The 1998 redundancy also includes favorable development in the general liability and multiple peril lines of business and adverse development in the ocean marine line of business. The provision for insured events of prior years for 1996 included adverse development related to asbestos-related and environmental pollution claims, which primarily affected general liability, multiple peril and reinsurance lines of business, and included a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The 1996 provision also included adverse development in the commercial automobile line, offset by favorable development in workers' compensation.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Insurance Group. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1998. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1998, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ("General Casualty") at April 30, 1990 (the date of sale of General Casualty), relating to 1988 through 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1988 through 1995, the Company had experienced deficiencies in its estimated liability for loss reserves and for 1996 and 1997 the Company experienced redundancies. The table includes provisions specifically made to strengthen prior-years' loss reserves of $134.0 million in 1996 and $156.0 million in 1991. The Company's loss reserves from 1988 to 1995 had been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                            DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                      1998        1997        1996        1995        1994        1993        1992        1991
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid claims
 and
 related expenses (loss
 reserves)(1)..................... $3,220,046  $3,242,318  $3,311,606  $3,179,435  $3,127,781  $2,931,528  $2,702,992  $2,375,235
Net liability reestimated as of:
 One year later...................     --           99.0%       98.9%      104.4%      101.2%      100.8%      101.5%      101.3%
 Two years later..................     --          --           97.3%      104.4%      104.8%      101.7%      103.1%      104.4%
 Three years later................     --          --          --          102.5%      103.6%      104.2%      104.0%      105.7%
 Four years later.................     --          --          --          --          101.3%      103.0%      107.2%      106.7%
 Five years later.................     --          --          --          --          --          100.7%      106.2%      110.5%
 Six years later..................     --          --          --          --          --          --          103.9%      109.7%
 Seven years later................     --          --          --          --          --          --          --          107.8%
 Eight years later................     --          --          --          --          --          --          --          --
 Nine years later.................     --          --          --          --          --          --          --          --
 Ten years later..................     --          --          --          --          --          --          --          --
Redundancy (Deficiency)...........                   1.0%        2.7%       (2.5%)      (1.3%)       (.7%)      (3.9%)      (7.8%)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...................     --           32.3%       29.1%       29.2%       27.8%       26.6%       28.7%       29.0%
 Two years later..................     --          --           48.6%       48.7%       46.8%       44.9%       48.0%       48.6%
 Three years later................     --          --          --           62.2%       59.8%       58.4%       61.1%       62.1%
 Four years later.................     --          --          --          --           69.1%       67.3%       70.5%       71.6%
 Five years later.................     --          --          --          --          --           73.7%       76.5%       78.1%
 Six years later..................     --          --          --          --          --          --           80.9%       82.7%
 Seven years later................     --          --          --          --          --          --          --           86.2%
 Eight years later................     --          --          --          --          --          --          --          --
 Nine years later.................     --          --          --          --          --          --          --          --
 Ten years later..................     --          --          --          --          --          --          --          --

                                               DECEMBER 31
                                    ----------------------------------
                                       1990        1989        1988
                                    ----------  ----------  ----------
Net liability for unpaid claims
 and related expenses (loss
 reserves)(1).....................  $1,893,421  $1,962,822  $1,644,057
Net liability reestimated as of:
 One year later...................      114.4%      104.8%      104.8%
 Two years later..................      115.2%      117.0%      113.5%
 Three years later................      119.6%      118.2%      121.8%
 Four years later.................      120.7%      120.9%      123.2%
 Five years later.................      122.0%      122.2%      127.8%
 Six years later..................      127.0%      123.8%      128.7%
 Seven years later................      126.2%      129.1%      130.7%
 Eight years later................      124.9%      128.5%      138.0%
 Nine years later.................      --          127.4%      137.7%
 Ten years later..................      --          --          136.6%
Redundancy (Deficiency)...........      (24.9%)     (27.4%)     (36.6%)
                                    ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...................       36.6%       40.7%       41.6%
 Two years later..................       57.9%       65.4%       71.6%
 Three years later................       72.8%       82.2%       86.4%
 Four years later.................       83.0%       91.3%       97.2%
 Five years later.................       90.3%       97.8%      103.0%
 Six years later..................       95.5%      103.1%      107.3%
 Seven years later................       99.2%      106.8%      111.5%
 Eight years later................      102.2%      109.9%      114.3%
 Nine years later.................      --          112.3%      117.2%
 Ten years later..................      --          --          119.4%

------------------
(1) The gross liability for unpaid claims and related expenses was $7.2 billion at December 31, 1998. The gross liability for unpaid claims and related expenses for years 1997 and prior was redundant by $126.3 million at December 31, 1998.

     The difference between the property and casualty liability for loss reserves at December 31, 1998 and 1997 reported in the Consolidated Financial Statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)
Net liability reported under statutory accounting practices...........................   $3,175,171    $3,172,266
Adjustment for GAAP basis accrual of estimated salvage and subrogation recoveries.....      (16,325)       (9,325)
Additional discount of workers' compensation reserves.................................       61,200        79,377
                                                                                         ----------    ----------
Net liability reported on a GAAP basis................................................   $3,220,046    $3,242,318
                                                                                         ----------    ----------
                                                                                         ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1998 and 1997 reported in the Consolidated Financial Statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                         ----------    ----------
                                                                                              (IN THOUSANDS)
Liability reported under statutory accounting practices...............................   $6,963,729    $6,386,144
Adjustment for GAAP basis accrual of estimated salvage and subrogation recoveries.....      (21,925)      (13,884)
Additional discount of workers' compensation reserves.................................      232,082       187,248
                                                                                         ----------    ----------
Liability reported on a GAAP basis....................................................   $7,173,886    $6,559,508
                                                                                         ----------    ----------
                                                                                         ----------    ----------

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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Insurance Group applies a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending levels of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The establishment of loss reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for extraordinary future emergence of new classes of losses not sufficiently represented in the Reliance Insurance Group's historical data base, or which are not yet able to be quantified. The Reliance Insurance Group regularly analyzes its reserves and reviews its pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because long tail claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variation in loss development is more likely in long tail lines of business. The Reliance Insurance Group attempts to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis.

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

     In calculating the liability for loss reserves, the Reliance Insurance Group discounts both direct workers' compensation pension claims and the reserves for claims assumed through the participation of the Reliance Insurance Group in the National Workers' Compensation Reinsurance Pool and the Workers' Compensation Reinsurance Pool, which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. The discounting of such claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $197.3 million, $216.7 million and $230.0 million at December 31, 1998, 1997 and 1996, respectively. The discount in 1998 was decreased by $9.7 million, in addition to discount amortization of $9.7 million, resulting in a decrease of pre-tax income of $19.4 million. The discount in 1997 was decreased by $0.5 million, in addition to discount amortization of $12.8 million, resulting in a decrease in pre-tax income of $13.3 million. These decreases in pre-tax income for 1998 and 1997 were more than offset by favorable prior period reserve development in workers' compensation. The discount in 1996 was increased by $5.4 million, which was more than offset by discount amortization of $11.1 million, resulting in a reduction in pre-tax income of $5.7 million.

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

     Included in the liability for loss reserves at December 31, 1998 are $199.2 million ($174.8 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 for the years ended December 31, 1998, 1997 and 1996:

                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                                       (IN THOUSANDS)
Net loss reserves, beginning of year....................................   $  192,933    $  213,047    $  101,008
Provision for policy claims and related expenses........................       --            --           135,801
Payments for policy claims and related expenses.........................      (18,168)      (20,114)      (23,762)
                                                                           ----------    ----------    ----------
Net loss reserves, end of year..........................................   $  174,765    $  192,933    $  213,047
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

     The 1996 provision for policy claims and related expenses includes a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. In 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed a detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses.

     Included in the December 31, 1998 net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 are $60.6 million of loss costs for claims incurred but not reported, $43.9 million of loss costs for reported claims and $70.3 million of related expenses.

     The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding for business written in or before 1987:

                                                                                                      DECEMBER 31,
                                                                                                      ------------
                                                                                                      1998    1997
                                                                                                      ----    ----
Number of insureds with outstanding claims, beginning of year......................................    345     402
Additional insureds with claims during the year....................................................    183     168
Insureds with closed or settled claims during the year.............................................   (222)   (225)
                                                                                                      ----    ----
Number of insureds with outstanding claims, end of year............................................    306     345
                                                                                                      ----    ----
                                                                                                      ----    ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims for business written in or before 1987 was $23,500 and $44,200 for the years 1998 and 1997, respectively.

     The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily affect the Company's general liability, multiple peril and reinsurance lines of business. For business written in or before 1987, coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business. On February 26, 1999, the Company received a preliminary decision in an initial phase of an alternative dispute resolution trial of certain contested issues between an asbestos producer and certain of its liability carriers, including the Company. A description of the matter is set forth in Note 15 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     Since 1987, the Company has generally excluded coverage for most types of asbestos-related and environmental pollution claims from its general liability policies, other than policies specifically intended to provide environmental pollution and asbestos removal coverages. Policies written by the Company after 1987 ("post-1987 A&E business") which specifically intend to provide environmental pollution coverages are written primarily on a claims-made basis and those which specifically intend to provide asbestos removal coverages are written on an occurrence basis, generally with liability limits of $1.1 million (net of reinsurance), including defense costs.

     The liability for loss reserves at December 31, 1998 also included
$56.7 million ($33.7 million net of reinsurance recoverables) of loss reserves pertaining to post-1987 A&E business. The following table presents information relating to the net loss reserves pertaining to claims for post-1987 A&E business for the years ended December 31, 1998, 1997 and 1996:

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                     1998       1997       1996
                                                                                   --------    -------    -------
                                                                                           (IN THOUSANDS)
Net loss reserves, beginning of year............................................   $ 27,433    $29,388    $24,548
Provision for policy claims and related expenses................................     24,144      7,094     12,051
Payments for policy claims and related expenses.................................    (17,864)    (9,049)    (7,211)
                                                                                   --------    -------    -------
Net loss reserves, end of year..................................................   $ 33,713    $27,433    $29,388
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------

     The December 31, 1998 net loss reserves pertaining to claims for post-1987 A&E business include $14.0 million of loss costs for claims incurred but not reported, $14.1 million of loss costs for reported claims and $5.6 million of related expenses.

     The following table presents information related to the number of insureds with claims outstanding for post-1987 A&E business:

                                                                                                     DECEMBER 31,
                                                                                                    --------------
                                                                                                    1998     1997
                                                                                                    -----    -----
Number of insureds with outstanding claims, beginning of year....................................     381      308
Additional insureds with claims during the year..................................................     168      180
Insureds with closed or settled claims during the year...........................................    (164)    (107)
                                                                                                    -----    -----
Number of insureds with outstanding claims, end of year..........................................     385      381
                                                                                                    -----    -----
                                                                                                    -----    -----

     The average net paid loss per insured for claims for post-1987 A&E business was $82,100 and $64,200 for the years 1998 and 1997, respectively.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Insurance Group are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking to maximize total return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to "Financial Review--Property and Casualty Insurance Investment Results", "--Investment Portfolio" and "--Market Risks" on pages 28-29, 29 and 31-32, respectively, of the Company's 1998 Annual Report and to Note 3 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     At December 31, 1998, the Reliance Insurance Group's investment portfolio was $3.9 billion (at cost) with 93% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 7% in equity securities, approximately 36% of which were convertible preferred stock. The following table details the distribution of the Reliance Insurance Group's investments at December 31, 1998:

                                                                                           MARKET       CARRYING
                                                                            COST(1)        VALUE         VALUE
                                                                           ----------    ----------    ----------
                                                                                       (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and government agencies and authorities...   $  545,482    $  552,547    $  552,547
     States, municipalities and political subdivisions..................      130,982       143,117       143,117
     Foreign-government.................................................       47,810        50,934        50,934
     Foreign-other......................................................      154,893       153,789       153,789
     Public utilities...................................................      451,046       469,349       469,349
     Convertibles and bonds with warrants attached......................       31,375        30,708        30,708
     All other corporate bonds and notes................................      999,133       995,104       995,104
  Redeemable preferred stocks...........................................      326,288       343,316       343,316
                                                                           ----------    ----------    ----------
                                                                            2,687,009     2,738,864     2,738,864
                                                                           ----------    ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and political subdivisions..................        6,709         6,726         6,709
     Foreign-government.................................................      123,615       136,020       123,615
     Foreign-other......................................................       14,448        15,243        14,448
     Public utilities...................................................      199,574       211,261       199,574
     All other corporate bonds and notes................................      130,567       139,124       130,567
  Redeemable preferred stocks...........................................       64,935        69,805        64,935
                                                                           ----------    ----------    ----------
                                                                              539,848       578,179       539,848
                                                                           ----------    ----------    ----------
       Total fixed maturities...........................................    3,226,857     3,317,043     3,278,712
                                                                           ----------    ----------    ----------
Equity securities(2):
  Common stocks:
     Banks, trusts and insurance companies..............................       49,683        56,584        56,584
     Industrial and other...............................................       82,572       577,172       577,172
  Nonredeemable preferred stocks........................................      130,731       120,787       120,787
                                                                           ----------    ----------    ----------
                                                                              262,986       754,543       754,543
                                                                           ----------    ----------    ----------
Short-term investments(3)...............................................      448,966       448,966       448,966
                                                                           ----------    ----------    ----------
       Total investment portfolio.......................................   $3,938,809    $4,520,552    $4,482,221
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

                                                                       COST AND CARRYING
                                                                           VALUE
                                                                       -----------------
                                                                        (IN THOUSANDS)
Mortgage Loans(4)...................................................       $   3,526
Investments in real estate..........................................         135,746

------------------
(1) With respect to fixed maturities, "cost" is original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts. With respect to equities, "cost" is original cost.
(2) Does not include investment in LandAmerica Financial Group, Inc. which, as of December 31, 1998, had a carrying value of $415.7 million (excluding the pretax deferred gain of $158.8 million on the sale of Commonwealth/Transnation Title) and a market value of $507.1 million, and investment in Zenith National Insurance Corp. which, as of December 31, 1998, had a carrying value of $166.0 million and a market value of $152.0 million. See "Investee Companies."
(3) Includes cash of $65.3 million.
(4) In the Consolidated Financial Statements, mortgage loans are included in premiums and other receivables.

     The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The Company holds virtually no investments in commercial real estate mortgages and has no exposure to derivative securities (other than through its ownership of any option, warrant or convertible security with an exercise or conversion price related to an equity security). Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and are managed to achieve a proper balance of safety, liquidity and investment yields. The Reliance Insurance Group primarily invests in investment grade securities (those rated "BBB" or better by S&P), and, to a lesser extent, non-investment grade and non-rated securities.

     At December 31, 1998, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                             PERCENT
                                  CARRYING       MARKET      OF MARKET
                                   VALUE         VALUE       VALUE
                                 ----------    ----------    ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A......................   $1,819,886    $1,846,603        56%
BBB...........................      806,978       818,382        25%
                                 ----------    ----------       ---
     Total investment grade...    2,626,864     2,664,985        81%
                                 ----------    ----------       ---
BB to B.......................      449,913       450,123        13%
CCC to D......................        9,260         9,260        --
Non-rated.....................      192,675       192,675         6%
                                 ----------    ----------       ---
     Total....................   $3,278,712    $3,317,043       100%
                                 ----------    ----------       ---
                                 ----------    ----------       ---

     Substantially all of the non-investment grade and non-rated fixed maturities are classified as "available for sale" and, accordingly, are carried at quoted market value. All publicly traded investment grade securities are priced using the Merrill Lynch Matrix Pricing model, which model is one of the standard methods of pricing such securities in the industry. All publicly traded non-investment grade securities, except as indicated below, are priced from broker-dealers who make markets in these and other similar securities. For fixed maturities not publicly traded, prices are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. Upon sale, such prices may not be realized when the size of a particular investment in an issue is significant in relation to the total size of such issue. Non-investment grade securities that are thinly traded are priced using internally developed calculations. Such securities represent less than 1% of the Reliance Insurance Group's fixed maturities portfolio.

     Equity investments are made after the Reliance Insurance Group's staff of investment professionals identify companies with strong growth prospects or equities that appear to be undervalued relative to the issuer's business fundamentals, such as earnings, cash flows, balance sheet and future prospects. Subsequent to purchase, the business fundamentals of each equity investment are carefully monitored.

     As of March 15, 1999, the Reliance Insurance Group owned 8,051,927 shares of common stock of Symbol Technologies, Inc. ("Symbol"), representing 13.7% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 15, 1999, the market value of the Reliance Insurance Group's investment in Symbol was $370,389,000 (based upon the closing price of Symbol common stock on such date as reported by the NYSE), with a cost basis of $27,252,000. Certain executive officers of the Company serve, at the Company's request, as directors of Symbol.

     At December 31, 1998, the Company's real estate operations had holdings with a carrying value of $135.7 million, which includes office buildings and other commercial properties with an aggregate carrying value of $76.8 million, undeveloped land with a carrying value of $36.9 million, and residential real estate projects under construction with a carrying value of $22.0 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio (including Commonwealth/Transnation's investment portfolio for periods prior to the sale of the title insurance operations) for each of the years ended December 31, 1998, 1997 and 1996:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1998           1997           1996
                                           ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)..................   $3,815,319     $3,764,220     $3,625,144
Net investment income...................      276,303        267,895        260,275
Realized (losses) gains.................      (13,131)           476         (5,686)
(Decrease) increase in unrealized
  gains.................................      (55,448)       103,992        (68,739)
Average annual yield:
  Net investment income.................         7.23%          7.12%          7.18%
  Realized (losses) gains...............         (.34)          0.01          (0.15)
  (Decrease) increase in unrealized
     gains..............................        (1.45)          2.76          (1.90)
                                           ----------     ----------     ----------
Return on fixed maturities..............         5.44%          9.89%          5.13%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Equity Securities:(2)
Average investments(1)..................   $  673,009     $  727,287     $  703,121
Net investment income...................       17,659         11,017         12,425
Realized gains..........................      120,316         55,666         58,296
Increase in unrealized gains............      159,059         51,945         15,939
Average annual yield:
  Net investment income.................         2.62%          1.51%          1.77%
  Realized gains........................        17.88           7.66           8.29
  Increase in unrealized gains..........        23.64           7.14           2.27
                                           ----------     ----------     ----------
Return on equity securities.............        44.14%         16.31%         12.33%
                                           ----------     ----------     ----------
Total weighted average return on fixed
  maturities and equity securities(3)...        11.25%         10.93%          6.30%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------

------------------

(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1998, 1997 and 1996.
(2) Does not include investments in LandAmerica Financial Group, Inc. for periods subsequent to the sale of Commonwealth/Transnation Title and investments in Zenith National Insurance Corp. See "Investee Companies."
(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1998 fixed maturity portfolio market value would be approximately 0.72%.

     The carrying value and market value at December 31, 1998 of fixed maturities for which interest is payable on a deferred basis was $189.9 million.

INVESTEE COMPANIES

     As of March 15, 1999, the Reliance Insurance Group owned 4,039,473 shares of common stock of LandAmerica, representing 26.4% of the outstanding common stock of LandAmerica, a Virginia-based title insurance company which on a pro forma basis is the second largest title insurer in the United States based on revenues, and owned 2,200,000 shares of the 7% cumulative convertible preferred stock of LandAmerica having an aggregate stated value of $110,000,000 and initially convertible into 4,824,561 shares of LandAmerica common stock. As of March 15, 1999, the market value of the Reliance Insurance Group's investment in LandAmerica was $329,749,000 (based upon the closing price of LandAmerica common stock on such date as reported by the NYSE and upon an investment bank's valuation of the preferred stock). The net value of the Reliance Insurance Group's investment in LandAmerica as of March 15, 1999 was $256,854,000 (net of a pretax deferred gain of $158,800,000, which is included in "accounts payable and accrued expenses" in the Company's consolidated balance sheet). Certain executive officers of the Company serve, at the Company's request, as directors of LandAmerica. The Company's investment in LandAmerica for periods subsequent to the sale of Commonwealth/Transnation Title is accounted for by the equity method. See Notes 2 and 4 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     As of March 15, 1999, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ("Zenith"), representing 38.3% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 15, 1999, the market value of the Reliance Insurance Group's investment in Zenith was $167,648,000 (based upon the closing price of Zenith common stock on such date as reported by the NYSE), with a carrying value of $166,014,000. Certain executive officers of the Company serve, at the Company's request, as directors of Zenith. The Company's investment in Zenith is accounted for by the equity method. See Note 4 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     On February 22, 1999, Zenith Insurance Company ("Zenith Insurance"), a wholly owned subsidiary of Zenith, and Nationwide Mutual Insurance Company ("Nationwide"), entered into a Stock Purchase Agreement (the "Agreement") pursuant to which Zenith Insurance agreed to sell to Nationwide all of the issued and outstanding capital stock of CalFarm Insurance Company, a wholly owned subsidiary of Zenith Insurance. The purchase price under the Agreement is $272 million cash, subject to adjustment in certain circumstances. The transaction is expected to close in the second quarter of 1999. The Company expects to realize a gain on the transaction. On March 22, 1999, Zenith announced that it had received a report from a neutral third party relating to the determination of the final purchase price of the assets and liabilities that Zenith Insurance acquired from RISCORP Inc. on April 1, 1998. According to Zenith, the report indicates that the total purchase price would be $92.3 million, of which $35 million already has been paid by Zenith. Because Zenith has not yet indicated what changes to its financial statements, if any, may be necessary or appropriate as a result of the report, the Company cannot yet assess the impact of the determination of the purchase price upon its investment in Zenith.

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

     State holding company acts also regulate changes of control in insurance holding companies and transactions and dividends between an insurance company and its parent or affiliates. Although the specific provisions vary, the holding company acts generally prohibit a person from acquiring a controlling interest in an insurer incorporated in the state promulgating the act or in any other controlling person of such insurer unless the insurance authority has approved the proposed acquisition in accordance with the applicable regulations. In many states, including Pennsylvania, where Reliance Insurance Company is domiciled, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the insurance authority may find that "control" in fact does or does not exist where a person owns or controls either a lesser or a greater amount of securities. The holding company acts also impose standards on certain transactions with related companies, which generally include, among other requirements, that all transactions be fair and reasonable and that certain types of transactions receive prior regulatory approval either in all instances or when certain regulatory thresholds have been exceeded.

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

     Regular common stock dividends paid by Reliance Insurance Company were $136.0 million in 1998, $114.6 million in 1997 and $111.5 million in 1996. In addition, during 1998, Reliance Insurance Company paid extraordinary dividends of $135.0 million representing a portion of the gain from the sale of Commonwealth/Transnation Title. During 1999, $585.3 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law.

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

     The National Association of Insurance Commissioners (the "NAIC") has a "risk-based capital" requirement for the property and casualty insurance industry. "Risk-based capital" refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have statutory capital in excess of the minimum required risk-based capital.

     Reliance Insurance Company had values which in 1998 fell outside of the usual range for two NAIC financial ratio ranges. Both financial ratio ranges are intended to permit the NAIC to monitor insurance companies' performance with respect to such ranges. With respect to the first test, Liabilities to Liquid Assets, investments in affiliates are excluded from the definition of liquid assets. Reliance Insurance Company is the ultimate parent company of all of the property and casualty companies of the Reliance Insurance Group and therefore the results for this test consistently fall outside the usual range. The Company believes that it has sufficient marketable assets on hand to make timely payment of claims and to meet other operating requirements. With respect to the second test, Estimated Current Reserve Deficiency to Surplus, Reliance Insurance Company's growth in earned premiums in 1998, in conjunction with a change in the mix of business to more short-tailed lines, caused test results to fall outside of the usual range. The Company believes that its value for this range is not reflective of the adequacy of Reliance Insurance Company's current reserves.

     From time to time, states have adopted or considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of such legislation or regulations in the future would have on the ability of the Company to raise its rates.

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

     RCG Information Technology competes with other national information technology services companies, as well as smaller computer professional supplemental staffing firms. Competition in the information technology consulting business is based primarily on price, service, quality of the solutions provided and the availability of qualified computer professionals.

SALE OF DISCONTINUED OPERATION

     On December 31, 1997, the Company sold all of the issued and outstanding common stock of its subsidiary, Prometheus Funding Corp. ("Prometheus"), formerly known as Frank B. Hall & Co. Inc. ("Hall"), an insurance broker. Prometheus had previously sold substantially all of its operating assets and insurance brokerage, employee benefits consulting and related services businesses. See Note 2 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1998, the Company and its consolidated subsidiaries employed approximately 6,640 persons full time and leased approximately 190 properties. Of those properties, approximately 130 are for Reliance Insurance Group office space, approximately 20 are for RCG Information Technology office space, and approximately 40 are for office space of RCG Moody International Limited, a subsidiary of the Company which provides international inspection and quality assurance services.

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

     In addition, the Company is subject to the litigation set forth in Note 15 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age and position of each of the executive officers of the Company:

         NAME AND AGE                               POSITION
         ------------                               --------
Saul P. Steinberg (59).........  Chairman of the Board and Chief Executive
                                   Officer

Robert M. Steinberg (56).......  President, Chief Operating Officer and Director

George E. Bello (63)...........  Executive Vice President, Controller and
                                   Director

Lowell C. Freiberg (59)........  Executive Vice President, Chief Financial
                                   Officer and Director

Howard E. Steinberg (54).......  Executive Vice President, General Counsel and
                                   Corporate Secretary

Albert A. Benchimol (41).......  Senior Vice President and Treasurer

Henry A. Lambert (63) .........  Senior Vice President--Real Estate Investments
                                   and Operations

Dennis J. O'Leary (51).........  Senior Vice President--Taxes

Philip S. Sherman (50).........  Senior Vice President--Group Controller

Bruce L. Sokoloff (50).........  Senior Vice President--Administration

James E. Yacobucci (47)........  Senior Vice President--Investments and Director

Paul W. Zeller (50)............  Senior Vice President and Deputy General
                                   Counsel

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

     George E. Bello became Executive Vice President and Controller and a Director of the Company in 1982. He has held various positions with predecessors of the Company since 1968. He is a Director of LandAmerica Financial Group, Inc., Zenith National Insurance Corp. and Horizon Health Corporation. Mr. Bello is Chairman of the Finance Committee of the Board of Directors.

     Lowell C. Freiberg became Executive Vice President of the Company in May 1998, and has served as Chief Financial Officer of the Company since 1985 and as a Director of the Company since 1982. He also served as Senior Vice President of the Company from 1982 to May 1998 and as Treasurer of the Company from 1982 until March 1994. Mr. Freiberg has held various positions with predecessors of the Company since 1969. He is a

Director of LandAmerica Financial Group, Inc. and Symbol Technologies, Inc. Mr. Freiberg is a member of the Finance Committee of the Board of Directors.

     Howard E. Steinberg, Esq. became Executive Vice President of the Company in May 1998 and has served as General Counsel and Corporate Secretary of the Company since March 1983, when he joined the Company. He also served as Senior Vice President of the Company from March 1983 to May 1998. Prior to joining the Company, he was a partner in the law firm of Dewey, Ballantine, Bushby, Palmer & Wood. Mr. Steinberg also serves as the Chairman of the New York State Thruway Authority, an unpaid position to which he was appointed in January 1996.

     Albert A. Benchimol joined the Company in 1989 as Vice President and Assistant Treasurer. In 1994, he was elected Treasurer of the Company and in August 1998 he was elected Senior Vice President.

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

     Paul W. Zeller was elected Vice President of the Company in 1983 and Senior Vice President in August 1998. He has been Deputy General Counsel of the Company since March 1984 and has held various positions with predecessors of the Company since 1981.

     Officers are not elected for a fixed term of office but serve at the discretion of the Board of Directors. Certain executive officers have employment agreements with the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     See the information in "Market and Dividend Information for Common Stock" on page 66 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Selected Financial Data" on pages 21 and 22 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Financial Review" on pages 25 through 33 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Financial Review--Market Risks" on pages 31 and 32 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 34 through 63 of the Reliance Group Holdings 1998 Annual Report, which information is incorporated herein by reference, are listed in
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers of the Company is included in
Part I of this report under the caption "Executive Officers of the Registrant."

     Information regarding the directors of the Company is incorporated herein by reference from its Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, under the caption "Proposal 1--Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, under the caption "Executive Compensation," which information (other than the information under the captions "Executive Compensation--Report of Compensation Committees of the Board" and "Executive Compensation--Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1999, under the captions "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Group Holdings, Inc. and Subsidiaries, which appear on pages 34 through 63 of the Reliance Group Holdings 1998 Annual Report, are incorporated herein by reference.

                                                                 PAGE REFERENCE
                                                             -----------------------
                                                                               1998
                                                                              ANNUAL
                                                             FORM 10-K        REPORT
                                                             -------------    ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:
  Independent Auditors' Report............................        A-1           64
  Consolidated Financial Statements at December 31, 1998
     and 1997 and for the three years ended December 31,
     1998:
       Statement of Income................................                      34
       Balance Sheet......................................                      35
       Statement of Changes in Shareholders' Equity.......                      36
       Statement of Cash Flows............................                      37
       Notes to Financial Statements (1-19)...............                    38-63

    2. FINANCIAL STATEMENT SCHEDULES.
 I   --    Summary of Investments of Insurance Subsidiaries -- Other Than Investments in
             Related Parties................................................................        A-2
 II  --    Condensed Financial Information of the Registrant at December 31, 1998 and 1997
             and for the three years ended December 31, 1998:
             Statement of Income............................................................        A-3
             Balance Sheet..................................................................        A-4
             Statement of Cash Flows........................................................        A-5
III  --    Supplementary Insurance Information..............................................        A-6
IV   --    Reinsurance......................................................................        A-7
VI   --    Supplemental Information Concerning Property and Casualty Insurance Operations...        A-8

     Pursuant to Rule 1-02(w) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. met the definition of a "significant subsidiary" in 1996. Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

    3. EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------                         ----------------------
     3.1   Reliance Group Holdings' Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 3(a) to Registration Statement
           No. 2-77043).

     3.2 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22, 1986 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-7493).

     3.3 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27, 1993 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-67396).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------                         ----------------------
     3.4   Reliance Group Holdings' Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Reliance Group Holdings' Form 8-A
           filed with the Securities and Exchange Commission on January 11,
           1999).

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

   +10.5 Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and Bruce L. Sokoloff, dated as of
           May 15, 1996 (incorporated by reference to Exhibit 10.5 of Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1997).

   +10.6   1986 Stock Option Plan of Reliance Group Holdings, as amended
           (incorporated by reference to Exhibit 19.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1990).

   +10.7   The Reliance Group Holdings, Inc. 1994 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1994).

   +10.8   Amended and Restated 1994 Stock Option Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 10.7 of Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1997).

   +10.9   The Reliance Group Holdings, Inc. 1997 Stock Option Plan
           (incorporated by reference to Exhibit 10.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1997).

   +10.10  The Reliance Group Holdings, Inc. 1998 Stock Option Plan
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998).

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

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------                         ----------------------
   +10.11  The Reliance Group Holdings, Inc. 1998 Stock Option Plan for
           Non-Employee Directors (incorporated by reference to Exhibit 10.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998).

   +10.12  The Reliance Group Holdings, Inc. Employee Stock Purchase Plan
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1997).

   +10.13  The Reliance Group Holdings, Inc. Key Employee Share Option Plan
           (incorporated by reference to Exhibit 10.11 of Reliance Group
           Holdings' Annual Report on Form 10-K for the year ended
           December 31, 1997).

   +10.14  Reliance Group Holdings, Inc. 1998 Executive Bonus Plan
           (incorporated by reference to Exhibit 10.3 of Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998).

   +10.15  Amendment to Reliance Group Holdings, Inc. 1998 Executive Bonus
           Plan.

   +10.16  Reliance Group Holdings, Inc. Executive Bonus Plan for James E.
           Yacobucci (incorporated by reference to Exhibit 10.4 of Reliance
           Group Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998).

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

   +10.23 Reliance National 1997 Key Management Incentive Plan (incorporated by reference to Exhibit 10.23 to Reliance Group Holdings' Annual
           Report on Form 10-K for the year ended December 31, 1997).

   +10.24  Reliance National 1998 Key Management Incentive Plan.

   +10.25 Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance Company and Dennis Busti
           (incorporated by reference to Exhibit 10.8 to Reliance Insurance
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1988).

    10.26  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall
           & Co. Inc. ("Hall") and Aon Corporation ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1992).

    10.27  Agreement and Plan of Merger, dated as of July 24, 1992, among
           Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
           (incorporated by reference to Exhibit 2.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1992).

------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------                         ----------------------
    10.28  Employee Benefit Agreement, dated July 24, 1992, among Reliance
           Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1992).

    10.29 Amendment, dated November 2, 1992, to Exhibit 10.26 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1992).

    10.30  Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc.
           and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    10.31  Amendment No. 1, dated April 21, 1997, to Exhibit 10.30
           (incorporated by reference to Exhibit 10.1 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1997).

    10.32  Stock Purchase Agreement, dated as of December 31, 1997, among Bear
           Stearns Acquisition Corp. XVI, Reliance National (U.K.) Ltd. and
           Reliance Insurance Company (incorporated by reference to
           Exhibit 10.31 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).

    10.33  Amended and Restated Stock Purchase Agreement, dated as of
           December 11, 1997 by and among Reliance Insurance Company,
           LandAmerica and Lawyers Title Insurance Corporation (incorporated by reference to Exhibit 2.1 to LandAmerica's Current Report on
           Form 8-K filed with the Securities and Exchange Commission on March 16, 1998).

    10.34 Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica, Reliance Group Holdings and Reliance
           Insurance Company (incorporated by reference to Exhibit 10.26 to
           LandAmerica's Annual Report on Form 10-K for the year ended
           December 31, 1997).

    10.35 Registration Rights Agreement, dated as of February 27, 1998, by and among LandAmerica and Reliance Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's Annual Report on
           Form 10-K for the year ended December 31, 1997).

    10.36  Articles of Amendment to LandAmerica's Articles of Incorporation
           (incorporated by reference to Exhibit 4.2 to LandAmerica's Form 8-A filed with the Securities and Exchange Commission on February 27,
           1998).

    10.37  Stock Purchase Agreement, dated as of February 22, 1999, between
           Zenith Insurance Company and Nationwide Mutual Insurance Company
           (incorporated by reference to Zenith's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999).

    13.1   Reliance Group Holdings 1998 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

    27.1   Financial Data Schedule.

  **99.1   Annual Report on Form 11-K of Reliance Insurance Company Savings
           Incentive Plan for the year ended December 31, 1998.

------------------

** To be filed by Amendment.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 31ST DAY OF MARCH, 1999.

                                          RELIANCE GROUP HOLDINGS, INC.

                                          BY: /s/    SAUL P. STEINBERG
                                             -----------------------------------
                                                     SAUL P. STEINBERG
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

/s/ SAUL P. STEINBERG      Chairman of the Board,                    March 31, 1999
-----------------------     Principal Executive Officer
  SAUL P. STEINBERG         and Director

/s/ GEORGE E. BELLO        Principal Accounting                      March 31, 1999
-----------------------     Officer and Director
   GEORGE E. BELLO

/s/ LOWELL C. FREIBERG     Principal Financial                       March 31, 1999
-----------------------     Officer and Director
  LOWELL C. FREIBERG

/s/ GEORGE R. BAKER        Director                                  March 31, 1999
-----------------------
   GEORGE R. BAKER

/s/ DENNIS A. BUSTI        Director                                  March 31, 1999
-----------------------
   DENNIS A. BUSTI

/s/ THOMAS P. GERRITY      Director                                  March 31, 1999
-----------------------
  THOMAS P. GERRITY

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         -----
/s/ JEWELL J. MCCABE      Director                                  March 31, 1999
------------------------
   JEWELL J. MCCABE

/s/ IRVING SCHNEIDER      Director                                  March 31, 1999
------------------------
   IRVING SCHNEIDER

/s/ BERNARD L. SCHWARTZ   Director                                  March 31, 1999
------------------------
 BERNARD L. SCHWARTZ

/s/ ROBERT M. STEINBERG   Director                                  March 31, 1999
------------------------
 ROBERT M. STEINBERG

/s/ JAMES E. YACOBUCCI    Director                                  March 31, 1999
------------------------
  JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Reliance Group Holdings, Inc.
New York, New York

We have audited the consolidated financial statements of Reliance Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999, except as to note 15(c), as to which the date is February 26, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
New York, New York

February 12, 1999, except as to note 15(c) of the consolidated financial statements, as to which the date is February 26, 1999

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OF INSURANCE SUBSIDIARIES -- OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1998

-------------------------------------------------------------------------------------------------------------------
                                 COLUMN A                                     COLUMN B     COLUMN C     COLUMN D
-------------------------------------------------------------------------------------------------------------------
                                                                                                        AMOUNT AT
                                                                                                          WHICH
                                                                                                       SHOWN IN THE
                                                                                                         BALANCE
                            TYPE OF INVESTMENT                                  COST        VALUE         SHEET
-------------------------------------------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and government agencies
       and authorities.....................................................  $  545,482   $  552,547    $  552,547
     States, municipalities and political subdivisions.....................     130,982      143,117       143,117
     Foreign -- government.................................................      47,810       50,934        50,934
     Foreign -- other......................................................     154,893      153,789       153,789
     Public utilities......................................................     451,046      469,349       469,349
     Convertibles and bonds with warrants attached.........................      31,375       30,708        30,708
     All other corporate bonds and notes...................................     999,133      995,104       995,104
  Redeemable preferred stocks..............................................     326,288      343,316       343,316
                                                                             ----------   ----------    ----------
                                                                              2,687,009    2,738,864     2,738,864
                                                                             ----------   ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and political subdivisions.....................       6,709        6,726         6,709
     Foreign -- government.................................................     123,615      136,020       123,615
     Foreign -- other......................................................      14,448       15,243        14,448
     Public utilities......................................................     199,574      211,261       199,574
     All other corporate bonds and notes...................................     130,567      139,124       130,567
  Redeemable preferred stocks..............................................      64,935       69,805        64,935
                                                                             ----------   ----------    ----------
                                                                                539,848      578,179       539,848
                                                                             ----------   ----------    ----------
Equity securities:
  Common stocks:
     Banks, trusts and insurance companies.................................      49,683       56,584        56,584
     Industrial and other..................................................      82,572      577,172       577,172
  Nonredeemable preferred stocks...........................................     130,731      120,787       120,787
                                                                             ----------   ----------    ----------
                                                                                262,986      754,543       754,543
                                                                             ----------   ----------    ----------
Short-term investments.....................................................     383,658      383,658       383,658
                                                                             ----------   ----------    ----------
Cash.......................................................................      65,308       65,308        65,308
                                                                             ----------   ----------    ----------
                                                                                          $4,520,552
                                                                                          ----------
                                                                                          ----------
Mortgage loans(1)..........................................................       3,526                      3,526
Investments in real estate(2)..............................................     134,480                    134,480
                                                                             ----------                 ----------
                                                                             ----------                 ----------
                                                                             $4,076,815                 $4,620,227
                                                                             ----------                 ----------
                                                                             ----------                 ----------

------------------
(1) In the consolidated financial statements, mortgage loans are included in premiums and other receivables.
(2) Excludes investments in real estate held by non-insurance subsidiaries with a cost and carrying value of $1,266,000.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)
STATEMENT OF INCOME

YEAR ENDED DECEMBER 31                         1998         1997         1996
-----------------------------------------------------------------------------
(In thousands)
REVENUES:
Dividends from subsidiaries...........   $  268,000   $  315,272   $  110,000
Interest (including $4,438, $4,598 and
  $6,415 from subsidiaries)...........        4,451        5,214        7,246
Loss on sale of subsidiary............       (5,160)          --           --
                                         ----------   ----------   ----------
                                            267,291      320,486      117,246
                                         ----------   ----------   ----------
EXPENSES:
Interest (including $5,681, $8,032 and
  $21,212 to subsidiaries)............       62,071       76,032       89,220
General and administrative............       40,597       42,268       36,081
                                         ----------   ----------   ----------
                                            102,668      118,300      125,301
                                         ----------   ----------   ----------
                                            164,623      202,186       (8,055)
Income tax benefit....................       37,609       40,219       42,488
                                         ----------   ----------   ----------
INCOME BEFORE EQUITY IN SUBSIDIARIES
  AND INVESTEE COMPANIES..............      202,232      242,405       34,433
Equity in subsidiaries (net income
  less dividends received)............      109,983      (12,907)       4,866
Equity in investee companies..........       22,000        7,675        8,908
Loss on sale of discontinued
  operation...........................           --       (1,312)          --
                                         ----------   ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.........      334,215      235,861       48,207
Extraordinary item--early
  extinguishment of debt..............       (7,766)          --           --
Cumulative effect of change in
  accounting for subsidiaries' process
  reengineering costs.................           --       (6,442)          --
                                         ----------   ----------   ----------
NET INCOME............................   $  326,449   $  229,419   $   48,207
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

BALANCE SHEET

ASSETS                      DECEMBER 31       1998         1997
----------------------------------------------------------------
(In thousands, except per share amount)

Cash..................................   $       83   $      147
Investments in subsidiaries...........    1,794,269    1,618,853
Due from subsidiaries.................       73,232       80,849
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization........................       25,426       26,873
Other assets..........................       39,028       41,353
                                         ----------   ----------
                                         $1,932,038   $1,768,075
                                         ----------   ----------
                                         ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
Accounts payable and accrued
  expenses............................   $   49,046   $   46,772
Federal income taxes, including
  deferred taxes......................       96,915       94,346
Debentures............................      463,480      650,000
Due to subsidiaries...................        7,077       14,442
                                         ----------   ----------
                                            616,518      805,560
                                         ----------   ----------
Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per
     share, 225,000 shares authorized,
     116,076 and 114,857 shares issued
     and outstanding..................       11,608       11,486
  Additional paid-in capital..........      548,674      542,049
  Retained earnings (including
     undistributed net income of
     subsidiaries of $508,735 and
     $376,752)........................      432,096      142,701
  Accumulated other comprehensive
     income of subsidiaries...........      323,142      266,279
                                         ----------   ----------
                                          1,315,520      962,515
                                         ----------   ----------
                                         $1,932,038   $1,768,075
                                         ----------   ----------
                                         ----------   ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                         1998         1997         1996
-----------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................   $  326,449   $  229,419   $   48,207
Equity in undistributed net income of
  subsidiaries and investee
  companies...........................     (279,699)    (190,598)     (13,774)
Other -- net..........................       28,550        9,982       (5,354)
                                         ----------   ----------   ----------
                                             75,300       48,803       29,079
                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Other -- net..........................        4,287       (8,386)        (555)
                                         ----------   ----------   ----------
                                              4,287       (8,386)        (555)
                                         ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in amounts due
  from/to subsidiaries -- net.........      147,968       (6,199)       2,160
Issuance of common stock..............        5,631        2,451        5,838
Dividends.............................      (37,054)     (36,706)     (36,525)
Repurchases of debt...................     (196,196)          --           --
                                         ----------   ----------   ----------
                                            (79,651)     (40,454)     (28,527)
                                         ----------   ----------   ----------
Decrease in cash......................          (64)         (37)          (3)
Cash, beginning of year...............          147          184          187
                                         ----------   ----------   ----------
Cash, end of year.....................   $       83   $      147   $      184
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In 1998, investments in subsidiaries and due to subsidiaries were reduced by $135,000,000 and $12,716,000 to reflect a non-cash dividend from subsidiaries and the elimination of a subsidiary that was sold. In 1997, investments in subsidiaries and due to subsidiaries were reduced by $202,272,000 to reflect a non-cash dividend from subsidiaries. Also in 1997, investments in subsidiaries, due to subsidiaries and due from subsidiaries were reduced to reflect the elimination of intercompany balances of a dormant subsidiary.

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
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

YEAR ENDED DECEMBER 31, 1998:
Property and casualty..........     $ 295,939      $7,173,886     $1,980,481     $2,304,280      $294,743      $1,516,948
Title..........................            --             --             --         139,132         5,276          6,676
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    $ 295,939      $7,173,886     $1,980,481     $2,443,412      $300,019      $1,523,624
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    ---------      ----------     ----------     ----------      --------      ----------
Year Ended December 31, 1997:
Property and casualty..........     $ 248,572      $6,559,508     $1,722,258     $1,947,016      $263,981      $1,263,086
Title..........................            --        272,792             --         863,746        30,990         41,473
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    $ 248,572      $6,832,300     $1,722,258     $2,810,762      $294,971      $1,304,559
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    ---------      ----------     ----------     ----------      --------      ----------
Year Ended December 31, 1996:
Property and casualty..........     $ 215,438      $6,048,240     $1,468,299     $1,800,854      $257,133      $1,350,337
Title..........................            --        264,838             --         780,157        30,455         61,116
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    $ 215,438      $6,313,078     $1,468,299     $2,581,011      $287,588      $1,411,453
                                    ---------      ----------     ----------     ----------      --------      ----------
                                    ---------      ----------     ----------     ----------      --------      ----------

----------------------------------------------------------------------------
           COLUMN A               COLUMN H         COLUMN I       COLUMN J
----------------------------------------------------------------------------
                                 AMORTIZATION
                                 OF DEFERRED
                                   POLICY           OTHER
                                 ACQUISITION      INSURANCE       PREMIUMS
            SEGMENT                COSTS           EXPENSES       WRITTEN
-------------------------------  ------------     ----------     ----------
(In thousands)

YEAR ENDED DECEMBER 31, 1998:
Property and casualty..........    $578,529       $  253,030     $2,438,310
                                                                 ----------
                                                                 ----------
Title..........................          --          126,751
                                   --------       ----------
                                   $578,529       $  379,781
                                   --------       ----------
                                   --------       ----------
Year Ended December 31, 1997:
Property and casualty..........    $487,432       $  219,698     $2,065,847
                                                                 ----------
                                                                 ----------
Title..........................          --          789,853
                                   --------       ----------
                                   $487,432       $1,009,551
                                   --------       ----------
                                   --------       ----------
Year Ended December 31, 1996:
Property and casualty..........    $414,636       $  201,485     $1,846,199
                                                                 ----------
                                                                 ----------
Title..........................          --          711,185
                                   --------       ----------
                                   $414,636       $  912,670
                                   --------       ----------
                                   --------       ----------

                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

------------------------------------------------------------------------------------------------------------------
                      COLUMN A                         COLUMN B     COLUMN C    COLUMN D    COLUMN E    COLUMN F
------------------------------------------------------------------------------------------------------------------
                                                                     CEDED      ASSUMED                 PERCENTAGE
                                                                       TO         FROM                  OF AMOUNT
                                                        GROSS        OTHER       OTHER        NET       ASSUMED TO
                                                        AMOUNT     COMPANIES    COMPANIES    AMOUNT       NET
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

YEAR ENDED DECEMBER 31, 1998:
Premiums:
  Property and casualty.............................  $3,743,993   $2,315,195   $875,482   $2,304,280      37.99%
  Title.............................................     139,253          524        403      139,132       0.29
                                                      ----------   ----------   --------   ----------
                                                      $3,883,246   $2,315,719   $875,885   $2,443,412      35.85
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------
Year Ended December 31, 1997:
Premiums:
  Property and casualty.............................  $3,232,403   $1,733,311   $447,924   $1,947,016      23.01
  Title.............................................     862,499        1,338      2,585      863,746       0.30
                                                      ----------   ----------   --------   ----------
                                                      $4,094,902   $1,734,649   $450,509   $2,810,762      16.03
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------
Year Ended December 31, 1996:
Premiums:
  Property and casualty.............................  $2,894,096   $1,449,731   $356,489   $1,800,854      19.80
  Title.............................................     779,318        1,406      2,245      780,157       0.29
                                                      ----------   ----------   --------   ----------
                                                      $3,673,414   $1,451,137   $358,734   $2,581,011      13.90
                                                      ----------   ----------   --------   ----------
                                                      ----------   ----------   --------   ----------

                                                                     SCHEDULE VI
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
   COLUMN A       COLUMN B      COLUMN C     COLUMN D       COLUMN E     COLUMN F    COLUMN G           COLUMN H
-----------------------------------------------------------------------------------------------------------------------
                                                                                                       CLAIMS AND
                                 UNPAID                                                            SETTLEMENT EXPENSES
                  DEFERRED       CLAIMS                                                               (REDUNDANCY)
  AFFILIATION      POLICY         AND        DISCOUNT                                   NET        INCURRED RELATED TO
     WITH        ACQUISITION    RELATED     DEDUCTED IN     UNEARNED      EARNED     INVESTMENT    CURRENT      PRIOR
  REGISTRANT       COSTS        EXPENSES    COLUMN C(a)     PREMIUMS     PREMIUMS     INCOME         YEAR       YEARS
-----------------------------------------------------------------------------------------------------------------------
(In thousands)

Consolidated subsidiaries:

YEAR ENDED
DECEMBER 31,
1998...........   $ 295,939    $7,173,886     $197,305     $1,980,481   $2,304,280    $294,743    $1,549,907   ($32,959)
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
Year Ended
December 31,
1997...........   $ 248,572    $6,559,508     $216,704     $1,722,258   $1,947,016    $263,981    $1,299,066   ($35,980)
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
Year Ended
December 31,
1996...........   $ 215,438    $6,048,240     $229,963     $1,468,299   $1,800,854    $257,133    $1,211,672   $138,665
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------


   COLUMN A       COLUMN I       COLUMN J     COLUMN K
--------------------------------------------------------
                 AMORTIZATION      PAID
                 OF DEFERRED      CLAIMS
  AFFILIATION      POLICY          AND
     WITH        ACQUISITION    SETTLEMENT    PREMIUMS
  REGISTRANT       COSTS         EXPENSES     WRITTEN
--------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
YEAR ENDED
DECEMBER 31,
1998...........    $578,529     $1,536,729   $2,438,310
                   --------     ----------   ----------
                   --------     ----------   ----------
Year Ended
December 31,
1997...........    $487,432     $1,330,898   $2,065,847
                   --------     ----------   ----------
                   --------     ----------   ----------
Year Ended
December 31,
1996...........    $414,636     $1,225,834   $1,846,199
                   --------     ----------   ----------
                   --------     ----------   ----------

------------------

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

                                   EXHIBITS
                                      TO
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED      COMMISSION FILE NUMBER
                  DECEMBER 31, 1998                  1-8278

                        RELIANCE GROUP HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
---------  ----------------------
     3.1   Reliance Group Holdings' Certificate of Incorporation,
           as amended (incorporated by reference to
           Exhibit 3(a) to Registration Statement No. 2-77043).

     3.2 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22, 1986
           (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-7493).

     3.3 Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27, 1993
           (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-67396).

     3.4   Reliance Group Holdings' Amended and Restated By-Laws
           (incorporated by reference to Exhibit 3.2 to Reliance
           Group Holdings' Form 8-A filed with the Securities and
           Exchange Commission on January 11, 1999).

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

   +10.5   Amendment, dated as of December 29, 1997, to Employment
           Agreement between Reliance Group Holdings and Bruce L.
           Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.5 of Reliance Group Holdings'
           Annual Report on Form 10-K for the year ended
           December 31, 1997).

   +10.6 1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit 19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
   +10.7   The Reliance Group Holdings, Inc. 1994 Stock Option
           Plan (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

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

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
---------  ----------------------
   +10.8   Amended and Restated 1994 Stock Option Plan for
           Non-Employee Directors (incorporated by reference to
           Exhibit 10.7 of Reliance Group Holdings' Annual Report
           on Form 10-K for the year ended December 31, 1997).

   +10.9   The Reliance Group Holdings, Inc. 1997 Stock Option
           Plan (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   +10.10  The Reliance Group Holdings, Inc. 1998 Stock Option
           Plan (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   +10.11  The Reliance Group Holdings, Inc. 1998 Stock Option
           Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings'
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998).

   +10.12  The Reliance Group Holdings, Inc. Employee Stock
           Purchase Plan (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30,
           1997).
   +10.13  The Reliance Group Holdings, Inc. Key Employee Share
           Option Plan (incorporated by reference to Exhibit 10.11 of Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).

   +10.14  Reliance Group Holdings, Inc. 1998 Executive Bonus Plan
           (incorporated by reference to Exhibit 10.3 of Reliance
           Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   +10.15  Amendment to Reliance Group Holdings, Inc. 1998
           Executive Bonus Plan.

   +10.16  Reliance Group Holdings, Inc. Executive Bonus Plan for
           James E. Yacobucci (incorporated by reference to
           Exhibit 10.4 of Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30,
           1998).

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

   +10.23  Reliance National 1997 Key Management Incentive Plan
           (incorporated by reference to Exhibit 10.23 to Reliance
           Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).
   +10.24  Reliance National 1998 Key Management Incentive Plan.

------------------
+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14(c).

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
---------  ----------------------
   +10.25  Memorandum, dated February 8, 1989, summarizing
           employment arrangements between Reliance Insurance
           Company and Dennis Busti (incorporated by reference to
           Exhibit 10.8 to Reliance Insurance Company's Annual
           Report on Form 10-K for the year ended December 31,
           1988).

    10.26  Asset Purchase Agreement, dated July 24, 1992, between
           Frank B. Hall & Co. Inc. ("Hall") and Aon Corporation
           ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.27  Agreement and Plan of Merger, dated as of July 24,
           1992, among Reliance Group Holdings, Hall and
           Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30,
           1992).

    10.28  Employee Benefit Agreement, dated July 24, 1992, among
           Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings'
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1992).

    10.29  Amendment, dated November 2, 1992, to Exhibit 10.26
           (incorporated by reference to Exhibit 2.1 to Reliance
           Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

    10.30 Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union
           Indemnity Insurance Company of New York, Inc. and Hall
           (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall &
           Co. Inc.'s report on Form 10-Q for the quarter ended
           June 30, 1989).

    10.31  Amendment No. 1, dated April 21, 1997, to
           Exhibit 10.30 (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended March 31,
           1997).

    10.32  Stock Purchase Agreement, dated as of December 31,
           1997, among Bear Stearns Acquisition Corp. XVI,
           Reliance National (U.K.) Ltd. and Reliance Insurance
           Company (incorporated by reference to Exhibit 10.31 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).

    10.33 Amended and Restated Stock Purchase Agreement, dated as of December 11, 1997 by and among Reliance Insurance
           Company, LandAmerica and Lawyers Title Insurance
           Corporation (incorporated by reference to Exhibit 2.1 to LandAmerica's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16,
           1998).

    10.34 Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica, Reliance
           Group Holdings and Reliance Insurance Company
           (incorporated by reference to Exhibit 10.26 to LandAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.35  Registration Rights Agreement, dated as of
           February 27, 1998, by and among LandAmerica and Reliance Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's Annual Report on
           Form 10-K for the year ended December 31, 1997).

    10.36  Articles of Amendment to LandAmerica's Articles of
           Incorporation (incorporated by reference to
           Exhibit 4.2 to LandAmerica's Form 8-A filed with the
           Securities and Exchange Commission on February 27,
           1998).

    10.37  Stock Purchase Agreement, dated as of February 22,
           1999, between Zenith Insurance Company and Nationwide
           Mutual Insurance Company (incorporated by reference to
           Zenith's Current Report on Form 8-K filed with the
           Securities and Exchange Commission on March 9, 1999).

    13.1   Reliance Group Holdings 1998 Annual Report.

    21.1   List of Subsidiaries of Reliance Group Holdings.

    23.1   Consent of Deloitte & Touche LLP.

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
---------  ----------------------
    27.1   Financial Data Schedule.
  **99.1   Annual Report on Form 11-K of Reliance Insurance
           Company Savings Incentive Plan for the year ended
           December 31, 1998.

------------------

** To be filed by Amendment.