Form 10-Q
period 1999-03-31
RELIANCE GROUP HOLDINGS INC
filed 1999-05-17
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
----------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

-----------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period From_____To

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

As of May 1, 1999, 114,814,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Statement of Operations for the Quarters Ended
              March 31, 1999 and 1998 (Unaudited)...........................  2

          Consolidated Balance Sheet at March 31, 1999 (Unaudited) and
              December 31, 1998.............................................  3

          Consolidated Statement of Changes in Shareholders' Equity for the
              Quarter Ended March 31, 1999 (Unaudited)......................  4

          Consolidated Statement of Comprehensive Income (Loss)
              for the Quarters Ended March 31, 1999 and 1998 (Unaudited)....  5

          Consolidated Condensed Statement of Cash Flows for the Quarters
              Ended March 31, 1999 and 1998 (Unaudited).....................  6

          Notes to Consolidated Financial Statements (Unaudited)............  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations............................ 14



PART II. OTHER INFORMATION, AS APPLICABLE................................... 25

SIGNATURES ................................................................. 26

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


Quarter Ended March 31                                             1999               1998
-------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
Premiums earned..............................................  $588,994        $   659,681
Net investment income........................................    73,188             74,628
Gain on sales of investments.................................     9,177             51,952
Gain on sales of subsidiaries................................         -            197,258
Other........................................................    78,667             72,248
                                                              ---------       ------------

                                                                750,026          1,055,767
                                                              ---------       ------------
Claims and expenses:
Policy claims and settlement expenses........................   391,686            348,113
Policy acquisition costs and other insurance expenses........   212,548            311,238
Restructuring charge.........................................    24,000                  -
Interest.....................................................    15,493             22,780
Other operating expenses.....................................    85,688             84,252
                                                              ---------       ------------

                                                                729,415            766,383
                                                              ---------       ------------
Income before income taxes and equity in
    investee companies.......................................    20,611            289,384
Provision for income taxes...................................    (5,600)           (90,600)
Equity in investee companies.................................    27,290              3,510
                                                              ---------       ------------

Income before extraordinary item and
     cumulative effect of accounting change..................    42,301            202,294
Extraordinary item - early extinguishment of debt............         -             (1,912)
Cumulative effect of change in accounting
     for insurance assessments...............................   (57,850)                 -
                                                              ---------       ------------

Net income (loss) ........................................... $ (15,549)      $    200,382
                                                              =========       ============

Basic per share information:
Income before extraordinary item and
     cumulative effect of accounting change.................. $     .37       $       1.76
                                                              =========       ============

Net income (loss)............................................ $    (.13)      $       1.74
                                                              ==========      ============

Diluted per share information:
Income before extraordinary item and
     cumulative effect of accounting change.................. $     .36       $       1.69
                                                              =========       ============

Net income (loss)............................................ $    (.13)      $       1.67
                                                              =========       ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                               March 31             December 31
ASSETS                                                                             1999                    1998
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $540,766 and $578,179)............................   $   511,361             $   539,848
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,743,555 and $2,687,009).......................     2,766,024               2,738,864
     Equity securities - at quoted market (cost $283,736
        and $262,986)....................................................       631,714                 754,543
     Short-term investments..............................................       233,624                 383,658
Cash.....................................................................        67,701                  81,612
Premiums and other receivables...........................................     1,968,513               1,708,761
Reinsurance recoverables.................................................     5,549,052               4,958,504
Investment in investee companies.........................................       621,438                 581,668
Deferred policy acquisition costs........................................       291,346                 295,939
Excess of cost over fair value of net assets acquired, less
      accumulated amortization...........................................       217,464                 219,854
Other assets.............................................................       578,713                 512,088
                                                                            -----------             -----------

                                                                            $13,436,950             $12,775,339
                                                                            ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Unearned premiums........................................................   $ 2,314,970             $ 1,980,481
Unpaid claims and related expenses.......................................     7,483,236               7,173,886
Accounts payable and accrued expenses....................................       897,686                 847,452
Reinsurance ceded premiums payable.......................................       755,375                 570,252
Federal and foreign income taxes, including deferred taxes...............       103,493                 167,505
Term loans and short-term debt...........................................       259,419                 256,763
Debentures and notes.....................................................       455,980                 463,480
                                                                            -----------             -----------

                                                                             12,270,159              11,459,819
                                                                            -----------             -----------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,125 and 116,076 shares
       issued and outstanding............................................        11,613                  11,608
     Additional paid-in capital..........................................       548,912                 548,674
     Retained earnings ..................................................       407,260                 432,096
     Accumulated other comprehensive income..............................       209,978                 323,142
                                                                            -----------             -----------

                                                                              1,177,763               1,315,520
     Treasury stock, 1,256 shares.......................................        (10,972)                      -
                                                                            -----------             ------------
                                                                              1,166,791               1,315,520
                                                                            -----------             -----------

                                                                            $13,436,950             $12,775,339
                                                                            ===========             ===========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                       Accumulated Other
                                                                                    Comprehensive Income
                                                                                ------------------------
                                                                                                     Net
                                                                                              Unrealized
                                                                                        Net      Loss on
                                                      Additional                 Unrealized      Foreign
                                            Common       Paid-In     Retained       Gain on     Currency    Treasury   Shareholders'
                                             Stock       Capital     Earnings   Investments  Translation       Stock          Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Balance, January 1, 1999...............  $  11,608    $  548,674   $  432,096   $   355,759   $ (32,617)   $       -    $1,315,520

Issuance of common stock...............          5           242                                                               247

Transactions of investee
        companies......................                       (4)                       258                                    254

Net loss...............................                               (15,549)                                             (15,549)

Dividends ($.08 per share).............                                (9,287)                                              (9,287)

Depreciation after deferred
          income taxes.................                                            (112,426)                              (112,426)

Foreign currency translation...........                                                            (996)                      (996)

Purchase of treasury stock.............                                                                      (10,972)      (10,972)
                                         ----------   -----------  -----------  ------------  ----------  -----------   -----------


Balance, March 31, 1999................  $  11,613    $  548,912   $  407,260   $   243,591   $ (33,613)   $ (10,972)   $1,166,791
                                         ==========   ===========  ===========  ============  ==========  ===========   ===========



See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


Quarter Ended March 31                                                    1999           1998
---------------------------------------------------------------------------------------------
(In thousands)

Net income (loss).................................................  $  (15,549)    $  200,382
Other comprehensive income (loss):
     Unrealized holding gains (losses), net of deferred tax
          benefit (expense) of $55,367 and $(17,152)..............    (102,821)        31,849
     Less: reclassification adjustment for gains realized
          in net income (loss), net of tax benefit of
          $5,033 and $18,074......................................      (9,347)       (33,566)
     Foreign currency translation, net of deferred tax benefit
          (expense) of $536 and $(725)............................        (996)         1,346
                                                                    ----------    -----------

Comprehensive income (loss).......................................  $ (128,713)    $  200,011
                                                                    ==========    ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                        1999          1998
--------------------------------------------------------------------------------
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES...............  $  (89,173)   $ (30,107)
                                                        ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale...............     157,569      113,508
    Equity securities.................................       6,748      169,863
Maturities and redemptions of:
    Fixed maturities available for sale...............      61,562       92,513
    Fixed maturities held for investment..............      27,714       33,456
Purchases of:
    Fixed maturities available for sale...............    (259,201)    (398,652)
    Equity securities.................................     (13,704)     (44,349)
(Increase) decrease in short-term investments - net...     159,281      (79,173)
Proceeds from sales of subsidiaries...................           -      271,852
Other - net...........................................     (37,981)      (6,686)
                                                        ----------    ---------

                                                           101,988      152,332
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans................................      45,000            -
Decrease in short-term debt - net.....................      (1,000)      (2,315)
Repayments of term loans..............................     (43,214)     (25,713)
Redemption of debentures and notes....................      (7,500)     (47,030)
Issuance of common stock..............................         247        1,754
Dividends.............................................      (9,287)      (9,209)
Purchase of treasury stock............................     (10,972)           -
                                                        ----------    ---------

                                                           (26,726)     (82,513)
                                                        ----------    ---------

Increase (decrease) in cash...........................     (13,911)      39,712
Cash, beginning of period.............................      81,612       53,661
                                                        ----------    ---------

Cash, end of period...................................  $   67,701    $  93,373
                                                        ==========    =========

Supplemental disclosures of cash flow information:

Interest paid.........................................  $    3,000    $   4,600
                                                        ==========    =========

Income taxes refunded.................................  $    7,500    $       -
                                                        ==========    =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1999, and the results of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998 with the exception of the adoption of Statement of Position No. 97-3 - see note 3 to the unaudited consolidated financial statements.) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       RESTRUCTURING CHARGE

During the first quarter of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation, in late March of 1999, of the Company's non-standard automobile insurance operation, Reliant, formerly part of Reliance National, with Reliance Direct, formerly a separate operating unit, which markets standard and preferred automobile insurance through direct marketing channels. The new combined operating unit is named Reliance Personal.

The restructuring charge includes the write-off of $18 million of deferred policy acquisition costs at Reliance Direct, which resulted from the decision to offer a new integrated product, change marketing focus and support, non-renew certain policies, and the related reduction in the estimate of automobile policy renewal rates. The Company believes that Reliance Direct's remaining $6 million of deferred policy acquisition costs will be recoverable. The charge also includes the write-off of $2.2 million of previously capitalized information technology expenditures at Reliance Direct which will not be utilized by Reliance Personal and which have no alternative use. The charge also includes $2 million of severance costs related to the termination of approximately thirty-five Reliance Direct employees and $1.8 million of costs associated with the termination of certain of Reliance Direct's third party service contracts. The Company estimates that the severance and terminated service contracts will be substantially paid over the next twelve months.

3.       ADOPTION OF STATEMENT OF POSITION

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"). The SOP provides guidance as to when to recognize a liability for loss-based and other insurance-related assessments. Previously, and as was the practice of many property and casualty insurance companies, the Company had accounted for these assessments on a pay-as-you-go basis and, accordingly, had no recorded liability related to these assessments. The effect of adopting the SOP was a decrease in net income in the first quarter of 1999 for the cumulative effect of the change in accounting principle of $57.9 million ($.49 per diluted share), net of a $31.1 million income tax benefit. Approximately $61 million of the $89 million pretax charge relates to loss-based assessments for workers' compensation insurance. The remaining $28 million charge relates primarily to premium-based assessments and assessments by guaranty funds. The Company estimates that a substantial majority of the $89 million liability for assessments will be paid over the next ten years.

4.       EQUITY IN INVESTEE COMPANIES

The Company's investment and equity in investee companies are as follows:


                                                                             Investment in             Equity in Investee
                                                                        Investee Companies                      Companies
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                              Quarter Ended
                                                               March 31        December 31                       March 31
                                                                   1999               1998            1999           1998
                                                          -------------      -------------      ----------    -----------
LandAmerica Financial Group, Inc.(1).................     $     419,870      $     415,654      $    2,105    $     1,806
Zenith National Insurance Corp. (2)..................           201,568            166,014          25,185          1,704
                                                          -------------      -------------      ----------    -----------

                                                          $     621,438      $     581,668      $   27,290    $     3,510
                                                          =============      =============      ==========    ===========


(1) The equity in investee company for the quarter ended March 31, 1998 represents equity earnings for the one month period ending March 31, 1998.
(2) The equity in investee company for the quarter ended March 31, 1999 includes $24.9 million representing the Company's portion of a gain recognized from the sale of the CalFarm Insurance subsidiary by Zenith National.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Quarter Ended March 31                                         1999         1998
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues................................................  $ 489,903    $ 256,988
Income before income taxes..............................     23,585        7,250
Net income..............................................     14,870        4,752
Net income per diluted share............................        .73          .35

Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                                         1999         1998
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues ...............................................  $ 162,163    $ 145,295
Income before income taxes .............................         28       10,698
Net income (1)..........................................    104,400        7,100
Net income per diluted share (1)........................       6.09          .42

(1) 1999 includes an after-tax gain of $104.3 million ($6.08 per diluted share) from the sale of CalFarm Insurance Company.

5.       REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                Quarter Ended March 31
                                ------------------------------------------------
                                            1999                  1998
                                ------------------------------------------------

                                   Premiums    Premiums    Premiums    Premiums
                                    Written      Earned     Written      Earned
                                ------------------------------------------------

         Direct...............  $1,325,151  $1,040,959   $1,061,935  $ 852,609
         Assumed..............     352,027     266,233      177,429    136,699
         Ceded................    (960,054)   (718,198)    (627,592)  (468,759)
                                -----------  ----------   ---------   --------

         Net Premiums.........  $  717,124  $   588,994  $  611,772  $  520,549
                                ==========  ===========  ==========  ==========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                        Quarter Ended March 31
                                                        ----------------------
                                                              1999        1998
                                                        ----------  ----------

         Gross........................................  $1,028,115  $  704,653
         Reinsurance recoveries.......................    (636,429)   (363,216)
                                                        ----------- ----------

         Net policy claims and settlement expenses....  $  391,686  $  341,437
                                                        ==========  ==========

6.       EARNINGS PER SHARE

The basic and diluted per share reconciliations of income before extraordinary item and cumulative effect of accounting change to net income (loss) is as follows:

Quarter Ended March 31                                         1999        1998
--------------------------------------------------------------------------------
Basic income (loss) per share:
     Income before extraordinary item and
         cumulative effect of accounting change..........     $ .37       $1.76
     Extraordinary item - early extinguishment of debt...         -        (.02)
     Cumulative effect of change in accounting
         for insurance assessments.......................      (.50)          -
                                                              -----       -----

     Net income (loss)...................................     $(.13)      $1.74
                                                              =====       =====

Diluted income (loss) per share:
     Income before extraordinary item and
         cumulative effect of accounting change..........     $ .36       $1.69
     Extraordinary item - early extinguishment of debt...         -        (.02)
     Cumulative effect of change in accounting
         for insurance assessments.......................      (.49)          -
                                                              -----       -----

     Net income (loss)...................................     $(.13)      $1.67
                                                              =====       =====

The reconciliation of the basic to diluted per share information is as follows:


Quarter Ended March 31                                      1999                                    1998
--------------------------------------------------------------------------------------------------------
                                                          Per Share                            Per Share
                                  Income      Shares         Amount     Income        Shares      Amount
--------------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts)
Basic income
     per share:
Income before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                    $42,301         115,615      $.37      $202,294       114,994      $1.76
                                                            ====                                  =====
Effect of dilutive
     securities:
         Options                     -           2,698                       -         4,693
                               -----------------------                ----------------------
Diluted income
     per share:
Income before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                    $42,301         118,313      $.36      $202,294       119,687      $1.69
                               =========================================================================


7.       BUSINESS SEGMENT INFORMATION

Quarter Ended March 31                                      1999           1998
--------------------------------------------------------------------------------
(In thousands)

Revenues:
Property and casualty insurance
     Premiums earned:
         Reliance National (1)                          $249,981     $  228,063
         Reliance Insurance                              193,394        176,545
         Reliance Reinsurance                             38,970         43,666
         Reliance Surety                                  49,614         45,870
         Reliance Personal (1)                            57,045         25,996
         Other                                               (10)           409
                                                        --------     ----------
                                                         588,994        520,549

     Net investment income                                73,188         69,352
     Gain on sales of investments                          9,177         51,647
     Gain on sales of subsidiaries                             -        194,080
                                                        --------     ----------
                                                         671,359        835,628
                                                        --------     ----------
Title insurance
     Premiums earned                                           -        139,132
     Net investment income                                     -          5,276
     Gain on sales of investments                              -            305
                                                        --------     ----------
                                                               -        144,713
                                                        --------     ----------
Information technology consulting                         63,952         57,195
Other                                                     14,715         18,231
                                                        --------     ----------
                                                        $750,026     $1,055,767
                                                        ========     ==========

Income before income taxes and
     equity in investee companies:
Property and casualty insurance
     Underwriting gain (loss):
         Reliance National (1)                         $  (5,457)    $   (4,265)
         Reliance Insurance                              (10,581)       (13,745)
         Reliance Reinsurance                             (1,035)        (1,411)
         Reliance Surety                                  10,986         13,567
         Reliance Personal (1)                           (34,905)        (2,155)
         Other                                               399            664
                                                       ---------     ----------
                                                         (40,593)        (7,345)
     Net investment income                                73,188         69,352
     Gain on sales of investments                          9,177         51,647
     Gain on sales of subsidiaries                             -        194,080
                                                       ---------     ----------
                                                          41,772        307,734
Title insurance                                                -         11,286
Information technology consulting                          4,878          4,187
Other                                                    (26,039)       (33,823)
                                                       ---------     ----------
                                                       $  20,611     $  289,384
                                                       =========     ==========

(1) In the first quarter of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant. See note 2 to the unaudited consolidated financial statements.

8.         SALE OF SUBSIDIARIES

In the first quarter of 1998, the Company sold its title insurance operations to LandAmerica Financial Group, Inc. ("LandAmerica"). The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.12 per diluted share) was recognized in the first quarter of 1998. The deferred gain, exclusive of a related deferred tax amount, is included in "accounts payable and accrued expenses" in the accompanying consolidated balance sheet. The Company accounts for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. See note 7 to the unauditied consolidated financial statements for business segment information regarding the title insurance operations.

In addition, in the first quarter of 1998 the Company sold a subsidiary which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

     OVERVIEW

     The Company had operating income in the first quarter of 1999, before gains on sales of investments and equity in an investee company's gain on sale of subsidiary, of $11.4 million ($.10 per diluted share). Operating income in the first quarter of 1999 includes an after-tax restructuring charge of $15.6 million ($.13 per diluted share) which resulted from the consolidation of the Company's non-standard automobile insurance operation and Reliance Direct into a new operating unit, Reliance Personal. See note 2 to the unaudited consolidated financial statements for further discussion. Excluding the restructuring charge, operating income in the first quarter of 1999 would have been $27.0 million ($.23 per diluted share). Operating income in the first quarter of 1998, before gains on sales of subsidiaries and investments was $33.5 million ($.28 per diluted share). The decline in operating income in 1999 reflects higher property and casualty insurance underwriting losses, less income from the title insurance operations which were sold in February 1998, partially offset by reduced interest expense.

     The net loss in the first quarter of 1999 was $15.5 million ($.13 per diluted share). The net loss resulted from the adoption of the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"). The effect of adopting the SOP was to reduce net income for the cumulative effect of the change in accounting principle by $57.9 million ($.49 per diluted share). The first quarter 1999 net results also include: (i) a gain of $24.9 million ($.21 per diluted share) representing the pro rata portion of a gain realized by an investee company, Zenith National Insurance Corp., on the sale of its CalFarm Insurance subsidiary, and (ii) after-tax gain on sales of investments of $6.0 million ($.05 per diluted share). Net income in the first quarter of 1998 was $200.4 million ($1.67 per diluted share) and included: (i) after-tax gains on sales of subsidiaries of $135.0 million ($1.13 per diluted share), primarily resulting from the sale of the Company's title insurance operations, (ii) after-tax gains on sales of investments of $33.8 million ($.28 per diluted share), and (iii) an after-tax extraordinary charge of $1.9 million ($.02 per diluted share) related to the early extinguishment of debt. See notes 3 and 8 to the unaudited consolidated financial statements for further discussion of the adoption of the SOP and the sale of subsidiaries.

     PROPERTY AND CASUALTY INSURANCE OPERATIONS

     The consolidated property and casualty insurance underwriting loss was $40.6 million in the first quarter of 1999, which included a $24.0 million restructuring charge for Reliance Personal. Excluding the restructuring charge, the underwriting loss in the first quarter of 1999 was $16.6 million compared to $7.3 million in the corresponding 1998 period. The increase in underwriting loss in 1999, when compared to 1998, reflects higher losses in the personal automobile business written on a direct basis. Catastrophe claims in the first quarter of 1999 were $13.0 million (2.2 combined ratio points), including adverse development of prior year catastrophes in Reliance National's International Reinsurance business, compared to catastrophe claims of $4.9 million (.9 combined ratio points) in the first quarter of 1998. The increase in underwriting loss in the first quarter of 1999 resulting from Reliance Personal and from catastrophe claims was partially offset by the ceding of losses under certain excess of loss reinsurance agreements which benefited underwriting results by $14.5 million.

     Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):

                                                                           Quarter Ended March 31
                                            ----------------------------------------------------------------------
                                                                 1999                                         1998
                                            --------------------------------------------         -----------------
                                                                            excludes
                                                                  restructuring charge (2)
     Net Premiums Written

         Reliance National (1)                  $      352,040            $      352,040           $       307,348
         Reliance Insurance                            186,931                   186,931                   168,298
         Reliance Reinsurance                           54,845                    54,845                    54,780
         Reliance Surety                                43,872                    43,872                    39,442
         Reliance Personal (1)                          79,456                    79,456                    41,585
         Other                                             (20)                      (20)                      319
                                                --------------            --------------           ---------------

                                                $      717,124            $      717,124           $       611,772
                                                ==============            ==============           ===============

     Net Premiums Earned

         Reliance National (1)                  $      249,981            $      249,981           $       228,063
         Reliance Insurance                            193,394                   193,394                   176,545
         Reliance Reinsurance                           38,970                    38,970                    43,666
         Reliance Surety                                49,614                    49,614                    45,870
         Reliance Personal (1)                          57,045                    57,045                    25,996
         Other                                             (10)                      (10)                      409
                                                --------------            --------------           ---------------

                                                $      588,994            $      588,994           $       520,549
                                                ==============            ==============           ===============

     Underwriting Gain (Loss)

         Reliance National (1)                  $       (5,457)           $       (5,457)          $        (4,265)
         Reliance Insurance                            (10,581)                  (10,581)                  (13,745)
         Reliance Reinsurance                           (1,035)                   (1,035)                   (1,411)
         Reliance Surety                                10,986                    10,986                    13,567
         Reliance Personal (1)                         (34,905)                  (10,905)                   (2,155)
         Other                                             399                       399                       664
                                                --------------            --------------           ---------------

                                                $      (40,593)           $      (16,593)          $        (7,345)
                                                ==============            ==============           ===============

     Combined Ratios (3)

         Reliance National (1)                          101.9%                    101.9%                    101.7%
         Reliance Insurance                             105.1%                    105.1%                    107.1%
         Reliance Reinsurance                           102.8%                    102.8%                    103.0%
         Reliance Surety                                 77.8%                     77.8%                     70.1%
         Reliance Personal (1)                          161.3%                    119.2%                    108.2%
         Consolidated                                   106.7%                    102.6%                    101.1%

         (1) In the first quarter of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant.

         (2) Excludes the effect of the $24.0 million restructuring charge for Reliance Personal.

         (3) Calculated on a GAAP basis, after policyholders' dividends. Combined ratios for Other are not presented since they are not meaningful.

     RELIANCE NATIONAL

     The increase in net premiums written and net premiums earned in the first quarter of 1999 resulted from increased foreign sourced premiums including premiums from the International Reinsurance and International divisions. Foreign sourced net premiums written were $124.6 million in the first three months of 1999 compared to $93.1 million in the corresponding 1998 period. Reliance National also experienced premium growth in Accident & Health, Financial Products and from the internet based marketing of workers' compensation business. The premium growth in the first quarter of 1999 was partially offset by a reduction in net premiums written in certain under-performing property and transportation business.

     The underwriting loss in the first quarter of 1999 reflects increased underwriting profits in Casualty Risk Services, offset by increased underwriting losses in International Reinsurance, due, in part, to a higher level of catastrophe claims. Catastrophe claims for Reliance National in the first quarter of 1999 were $9.2 million compared to $1.5 million in the corresponding 1998 period. The adverse effects of the increased catastrophe claims were more than offset by the ceding of losses under certain excess of loss reinsurance agreements, which benefited Reliance National's underwriting results by $11.4 million.

     RELIANCE INSURANCE

     The increase in net premiums written and net premiums earned in the first quarter of 1999 resulted from continued new business production and price increases in the Commercial Accounts division, as well as new business production in the Large Accounts division. These increases were most prevalent in workers' compensation, and were partially offset by Reliance Insurance's decision not to renew certain under-performing property and marine lines of business. The lower underwriting loss in 1999 resulted from improved loss experience in the Commercial Account and Large Account divisions.

     RELIANCE REINSURANCE

     Net premiums written in the first quarter of 1999 were flat with those of the corresponding 1998 period as premiums from the new professional liability unit were offset by lower writings in traditional treaty business and the decision to cede additional premiums to certain retrocessional reinsurance arrangements.

     RELIANCE SURETY

     The increase in net premiums written and net premiums earned in the first quarter of 1999 reflects new writings in large contractor surety business which were $2.8 million in 1999. Underwriting results in Reliance Surety remain strong, although underwriting profits in small contractor surety business were lower reflecting increased losses and increasingly competitive pricing.

     RELIANCE PERSONAL

     Reliance Personal was created in late March 1999 by consolidating Reliance National's non-standard automobile operation, Reliant, with Reliance Direct which formerly was a separate operating unit. As a result of the consolidation, a $24.0 million restructuring charge was recorded by Reliance Personal in the first quarter of 1999. See note 2 to the unaudited consolidated financial statements for further discussion.

     The increase in net premiums written and net premiums earned in the first quarter of 1999 reflects the continued growth in Reliance Personal's non-standard automobile writings, which are expected to continue to increase throughout 1999. The increase in underwriting loss in the first quarter of 1999, after excluding the effects of the restructuring charge, reflects administrative costs incurred by the direct standard automobile operation. The Company anticipates that these costs will be reduced throughout the remainder of 1999.

     PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

     Net investment income of the property and casualty insurance operations increased to $73.2 million during the three-month period ending March 31, 1999 from $69.4 million in the corresponding 1998 period. This increase resulted from growth in the size of the average fixed maturity investment portfolio reflecting the investment of a portion of the proceeds received from the February 27, 1998 sale of the title insurance operations. The effects of these increases were partially offset by lower interest rates.

     Gains on sales of investments were $9.2 million in the first quarter of 1999 compared to $51.6 million in the corresponding 1998 period which primarily resulted from sales of equity securities.

     INVESTMENT PORTFOLIO

     At March 31, 1999, the Company's investment portfolio aggregated $3.83 billion (at cost), of which 93% was invested in fixed maturities and 7% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities and invests in investment grade securities (those rated "BBB" or better by Standard and Poor's) and, to a lesser extent, non-investment grade securities and non-rated securities.

     Fixed maturity securities classified as held for investment consist primarily of corporate securities of which substantially all are rated investment grade. Fixed maturity securities classified as available for sale consist of corporate, U.S. Treasury and Government National Mortgage Association (GNMA) securities. At March 31, 1999, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $494.0 million (14% of the fixed income portfolio) and $199.7 million (6% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale.

     OTHER OPERATIONS

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides computer-related services to large corporate clients throughout the United States. Information technology revenues increased to $64.0 million in the first three months of 1999 from $57.2 million in the corresponding 1998 period. The increase in revenues resulted from an increase in higher margin solutions business and an increase in billing rates. Gross margins (revenues less cost of services) were $21.1 million in the first quarter of 1999 compared to $17.2 million in the first quarter of 1998. Pretax income increased to $4.9 million in the first quarter of 1999 from $4.2 million in the corresponding 1998 period resulting from increased gross margins, partially offset by higher selling, general and administrative expenses associated with continued domestic geographic expansion and investments in technical and sales capabilities. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying unaudited consolidated financial statement of operations.

     INTEREST EXPENSE

     Interest expense declined to $15.5 million in the first quarter of 1999 from $22.8 million in the first quarter of 1998. The decline resulted from the lower levels of debt outstanding. Since January 1, 1998, the Company has reduced its debt by $188 million.

     EQUITY IN INVESTEE COMPANIES

     Equity in investee companies income was $27.3 million in the first quarter of 1999 which includes equity earnings of $25.2 million from the Company's investment in Zenith National Insurance Corp. ("Zenith"), and $2.1 million from the Company's investment in LandAmerica Financial Group, Inc. ("LandAmerica"). Equity earnings from Zenith in 1999 includes a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith on the sale of its CalFarm subsidiary. Equity in investee companies was $3.5 million in the first quarter of 1998 and was comprised of $1.8 million of equity earnings for the one-month period ending March 31, 1998 from the Company's investment in LandAmerica, and $1.7 million from the Company's investment in Zenith.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These payments aggregated $8.6 million for the three-month period ending March 31, 1999. Dividends paid by Reliance Insurance Company were $35.7 million in the first quarter of 1999. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. During 1999, $585.3 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

     Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Cash flow from operating activities is traditionally low during the first quarter of the year, reflecting the payment of certain expenses, such as premium taxes and contingent commissions which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 1999, Reliance Insurance Company had $290 million of cash and short-term investments.

     For the three months ended March 31, 1999, the Company utilized $89.2 million of cash flow for operating activities compared to $30.1 million in the corresponding 1998 period. The decrease in operating cash flow reflects an increase in net paid losses in the property and casualty insurance operations.

     The Company generated $102.0 million of cash flow from investing activities for the three months ended March 31, 1999 primarily from the net sales of marketable securities. The Company generated $152.3 million of cash flow from investing activities for the three months ended March 31, 1998 primarily from the sales of subsidiaries partially offset by net purchases of marketable securities.

     For the three months ended March 31, 1999, the Company used $26.7 million of cash flow for financing activities for the purchase of treasury stock and payment of dividends. For the three months ended March 31, 1998, the Company used $82.5 million of cash flow for financing activities. During the first quarter of 1998, the Company purchased $44.6 million of its outstanding senior notes and senior subordinated debentures resulting in an after-tax extraordinary charge of $1.9 million, net of a $1.0 million tax benefit.

     The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At March 31, 1999, borrowings aggregating $52 million were outstanding under the facility compared to $38 million at December 31, 1998. The increase in borrowings during the first quarter of 1999 were primarily used to meet the scheduled maturity of $12.5 million of bank term loan borrowings.

     WORKERS' COMPENSATION REINSURANCE FACILITY

     In 1998, Reliance National entered into reinsurance fronting arrangements as part of a workers' compensation insurance facility created and managed by Unicover Managers, Inc., a third party manager of reinsurance pools. Under these arrangements, Reliance National reinsures workers' compensation policies, the occupational accident portion of which is then 100 percent reinsured by (also referred to as "retroceded to") a number of other reinsurance companies ("retrocessional reinsurers"), many of which are life insurance companies. Reliance National understands that several of its retrocessional reinsurers, or their reinsurers, are projected to sustain substantial losses on this business. In letters from certain retrocessional reinsurers and in published reports, issues have been raised as to whether these retrocessional reinsurers will attempt to avoid their obligations. In addition, the Insurance Department of the State of Connecticut issued two bulletins asserting that life insurance companies domiciled in Connecticut are not authorized to reinsure the occupational accident portion of workers' compensation policies, although in the second bulletin the Department makes it clear that it does not purport to invalidate existing reinsurance contracts. Based on its review and assessment of the information currently available to it, the Company believes that it has valid and enforceable retrocessional reinsurance contracts with its retrocessional reinsurers, and that ultimately it will recover the full amount of such coverage.

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

     The Company commenced its efforts to address the year 2000 issue in 1996. Currently, all but two of its claims and premiums processing systems and corporate financial recording and reporting systems have been remediated and tested where necessary and the Company believes they are year 2000 compliant. While the Company has completed its originally scheduled testing for the remediated systems, in light of the additional time available to it, the Company implemented a second round of compliance assurance testing of these systems, which the Company plans to substantially complete in the third quarter of 1999. Of the two noncompliant systems, the Company plans to complete the transfer of the data from one of the systems to a year 2000 compliant system in the third quarter of 1999 and plans to complete the replacement of the other system in the third quarter of 1999. In addition, the Company plans to complete remediation of certain of its actuarial systems in the third quarter of 1999, and to perform compliance assurance testing on these actuarial systems in the last quarter of 1999. The year 2000 issue is constantly evolving, so the Company anticipates that it may from time to time revise its year 2000 compliance schedule; however, the Company expects that its year 2000 efforts will be completed in a timely fashion.

     Third Party Information Technology. Even if all of the Company's computer systems and software products are year 2000 compliant, the failure of third parties with whom the Company does significant business to be year 2000 compliant could materially adversely affect the financial position, results of operations or cash flows of the Company. Accordingly, as part of its year 2000 process, the Company has substantially completed its process of identifying certain third parties with whom the Company does significant business to determine whether such third parties are, or will be, year 2000 compliant. The Company has sent year 2000 compliance questionnaires to its property managers, third party administrators, major reinsurers, reinsurance intermediaries, insurance brokers and agents, and employee benefit providers and to government and private agencies to which the Company electronically transmits, and from which the Company electronically receives, financial and other information. The Company has substantially completed its initial follow-up with any of such third parties who either had not responded to such questionnaires or who had provided insufficiently detailed or inadequate responses to such questionnaires. The Company is in the process of distributing year 2000 compliance questionnaires to certain financial institutions and other vendors with whom the Company does business. The Company will follow-up with any of such financial institutions or other vendors who either have not responded to such questionnaires or who have provided insufficiently detailed or inadequate responses to such questionnaires. The Company has conducted, and will conduct, systems testing as appropriate with third parties during 1999.

     In assessing the year 2000 readiness of third parties, the Company has been relying on the statements of such third parties and in most cases has not independently verified the accuracy of such statements. In certain cases, third parties have not responded, or have not responded adequately, to the Company's inquiries, and therefore the Company has not been able to obtain reliable information regarding the year 2000 readiness of such third parties. The Company is in the process of assessing whether the failure to be year 2000 compliant of any of such third parties would have a material adverse effect on the financial position, results of operations or cash flows of the Company. Of the responses that the Company has received to date, no third party has advised the Company that it has a year 2000 issue that would have a material adverse effect on the Company. While the Company has taken, and is taking, what it believes are appropriate safeguards based on the assumption that the information provided by third parties who have responded adequately is accurate, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future financial periods, if the information provided by such third parties is not accurate.

     Contingency Plans. The Company conducted in February 1999 workshops to assist business units in formulating contingency plans to deal with situations in which various systems of the Company, or of third parties with whom the Company does business, are not year 2000 compliant. Contingency plans are scheduled to be completed, and reviewed by the Company's year 2000 program office, by July 1, 1999.

     Costs. Through March 31, 1999, the Company had incurred approximately $5.75 million to address the year 2000 issue and expects to incur an additional $1 million through year-end 2000.

     Insurance Policies. As an insurer, the Company may incur losses and loss adjustment expenses (including attorneys' fees and other legal expenses) arising from property and casualty insurance claims by its insureds, who may incur losses as a result of the failure of such insureds, or the customers or vendors of such insureds, to be year 2000 compliant. The Company is reviewing its exposures under its policies with respect to year 2000 noncompliance by its insureds, and the third parties who do business with its insureds, through various means which include communications with insureds and distribution of year 2000 written questionnaires. The Company is also in the process of implementing appropriate strategies to manage and mitigate such exposures including, without limitation, policy exclusions and reinsurance. However, because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insureds will incur losses, the amount of the losses or whether any such losses would be covered under the Company's insurance policies.

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

     RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

     PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------


     Item 6.      Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27. Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        -----------------------------
                                        (Registrant)


Date:   May 17, 1999                    /s/ George E. Bello
        ------------                    --------------------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)