Form 10-Q
period 1999-06-30
RELIANCE GROUP HOLDINGS INC
filed 1999-08-16
CIK 356395

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   ---              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999

                                       OR

   ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From To_______

                          Commission File Number 1-8278

                          RELIANCE GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3082071
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                   Identification No.)


              Park Avenue Plaza
             55 East 52nd Street
             New York, New York                                  10055
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

As of August 1, 1999, 114,827,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

================================================================================

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Statement of Operations for the Quarters and Six-Month
                  Periods Ended June 30, 1999 and 1998 (Unaudited)........................................      2

              Consolidated Balance Sheet at June 30, 1999 (Unaudited) and
                  December 31, 1998.......................................................................      3

              Consolidated Statement of Changes in Shareholders' Equity for the
                  Six-Month Period Ended June 30, 1999 (Unaudited)........................................      4

              Consolidated Statement of Comprehensive Income (Loss)
                  for the Quarters and Six-Month Periods Ended
                  June 30, 1999 and 1998 (Unaudited)......................................................      5

              Consolidated Condensed Statement of Cash Flows for the Six-Month
                  Periods Ended June 30, 1999 and 1998 (Unaudited)........................................      6

              Notes to Consolidated Financial Statements (Unaudited)......................................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................     18


PART II. OTHER INFORMATION, AS APPLICABLE.................................................................     29

SIGNATURES................................................................................................     30

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                    Quarter Ended                   Six Months Ended
                                                                                          June 30                            June 30
                                                                         1999                1998             1999              1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues:
Premiums earned..............................................      $  585,766            $560,566       $1,174,760      $ 1,220,247
Net investment income........................................          71,270              75,072          144,458          149,700
Gain (loss) on sales of investments..........................          (2,762)             53,986            6,415          105,938
Gain on sales of subsidiaries................................               -                   -                -          197,258
Other........................................................          81,735              80,340          160,402          152,588
                                                                   ----------            --------        ---------      -----------

                                                                      736,009             769,964        1,486,035        1,825,731
                                                                   ----------            --------        ---------      -----------
Claims and expenses:
Policy claims and settlement expenses........................         704,830             367,472        1,096,516          715,585
Policy acquisition costs and other insurance expenses........         253,925             195,740          466,473          506,978
Restructuring charge.........................................               -                   -           24,000                -
Interest.....................................................          15,599              19,989           31,092           42,769
Reversal of interest expense related to income tax...........         (31,500)                  -          (31,500)               -
Other operating expenses.....................................          88,754              91,471          174,442          175,723
                                                                   ----------            --------        ---------      -----------
                                                                    1,031,608             674,672        1,761,023        1,441,055
                                                                   ----------            --------        ---------      -----------
Income (loss) before income taxes and equity
    in investee companies....................................        (295,599)             95,292         (274,988)         384,676
Income tax (provision) benefit...............................         137,700             (31,500)         132,100         (122,100)
Equity in investee companies.................................           1,008               7,097           28,298           10,607
                                                                   ----------            --------        ---------      -----------

Income (loss) before extraordinary item and
     cumulative effect of accounting change..................        (156,891)             70,889         (114,590)         273,183
Extraordinary item - early extinguishment of debt............               -              (5,592)               -           (7,504)
Cumulative effect of change in accounting
     for insurance assessments...............................               -                   -          (57,850)               -
                                                                   ----------            --------        ---------      -----------

Net income (loss)............................................      $ (156,891)           $ 65,297        $(172,440)     $   265,679
                                                                   ==========            ========        =========      ===========

Basic per share information:
Income (loss) before extraordinary item and
     cumulative effect of accounting change..................      $    (1.38)           $    .61        $   (1.00)     $      2.37
                                                                   ==========            ========        =========      ===========

Net income (loss) ...........................................      $    (1.38)           $    .56        $   (1.50)     $      2.30
                                                                   ==========            ========        =========      ===========

Diluted per share information:
Income (loss) before extraordinary item and
     cumulative effect of accounting change..................      $    (1.38)           $    .59        $   (1.00)     $      2.27
                                                                   ==========            ========        =========      ===========

Net income (loss) ...........................................      $    (1.38)           $    .54        $   (1.50)     $      2.21
                                                                   ==========            ========        =========      ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                       June 30        December 31
ASSETS                                                                                    1999               1998
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $523,733 and $578,179)...................................  $    511,451       $    539,848
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,738,210 and $2,687,009)..............................     2,699,908          2,738,864
     Equity securities - at quoted market (cost $311,616
        and $262,986)...........................................................       799,356            754,543
     Short-term investments.....................................................       236,280            383,658
Cash............................................................................        60,265             81,612
Premiums and other receivables..................................................     1,970,617          1,708,761
Reinsurance recoverables........................................................     6,212,280          4,958,504
Investment in investee company..................................................       421,293            415,654
Deferred policy acquisition costs...............................................       307,928            295,939
Excess of cost over fair value of net assets acquired, less
      accumulated amortization..................................................       215,074            219,854
Federal and foreign income taxes, including deferred taxes......................        40,670                  -
Other assets....................................................................       796,997            678,102
                                                                                  ------------       ------------

                                                                                  $ 14,272,119       $ 12,775,339
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Unearned premiums...............................................................  $  2,304,334       $  1,980,481
Unpaid claims and related expenses..............................................     8,351,282          7,173,886
Accounts payable and accrued expenses...........................................     1,081,519            847,452
Reinsurance ceded premiums payable..............................................       774,169            570,252
Federal and foreign income taxes, including deferred taxes......................             -            167,505
Term loans and short-term debt..................................................       254,915            256,763
Debentures and notes............................................................       455,980            463,480
                                                                                  ------------       ------------

                                                                                    13,222,199         11,459,819
                                                                                  ------------       ------------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,158 and 116,076 shares
       issued and outstanding...................................................        11,616             11,608
     Additional paid-in capital.................................................       549,212            548,674
     Retained earnings .........................................................       241,355            432,096
     Accumulated other comprehensive income.....................................       258,709            323,142
                                                                                  ------------       ------------

                                                                                     1,060,892          1,315,520
     Treasury stock, 1,331 shares...............................................       (10,972)                 -
                                                                                  ------------       ------------
                                                                                     1,049,920          1,315,520
                                                                                  ------------       ------------

                                                                                  $ 14,272,119       $ 12,775,339
                                                                                  ============       ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                           Accumulated Other
                                                                                         Comprehensive Income
                                                                                      --------------------------
                                                                                                             Net
                                                                                                      Unrealized
                                                                                             Net         Loss on
                                                            Additional                Unrealized         Foreign
                                                  Common       Paid-In    Retained       Gain on        Currency
                                                   Stock       Capital    Earnings   Investments     Translation
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Balance, January 1, 1999.....................    $11,608     $548,674    $ 432,096      $355,759        $(32,617)

Issuance of common stock.....................          8          372

Transactions of investee
        companies............................                     166                     (3,374)

Net loss.....................................                             (172,440)

Dividends ($.16 per share)...................                              (18,301)

Depreciation after deferred
          income taxes.......................                                            (61,174)

Foreign currency translation.................                                                                115

Purchase of treasury stock...................
                                                 -------     --------    ---------      --------        --------

Balance, June 30, 1999.......................    $11,616     $549,212    $ 241,355      $291,211        $(32,502)
                                                 =======     ========    =========      ========        ========



                                                   Treasury     Shareholders'
                                                      Stock           Equity
-----------------------------------------------------------------------------
(In thousands, except per share amount)

Balance, January 1, 1999.....................     $      -        $1,315,520

Issuance of common stock.....................                            380

Transactions of investee
        companies............................                         (3,208)

Net loss.....................................                       (172,440)

Dividends ($.16 per share)...................                        (18,301)

Depreciation after deferred
          income taxes.......................                        (61,174)

Foreign currency translation.................                            115

Purchase of treasury stock...................      (10,972)          (10,972)
                                                  --------        -----------

Balance, June 30, 1999.......................     $(10,972)       $1,049,920
                                                  ========        ===========









See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                                           Quarter Ended June 30
                                                 -----------------------------------------------------------------------
                                                             1999                                   1998
                                                 --------------------------------       --------------------------------
                                                          Income tax                             Income tax
                                                 Pretax     effect      After-tax       Pretax     effect      After-tax
                                                 ------     ------      ---------       ------     ------      ---------

Net income (loss)                                                       $(156,891)                             $  65,297
                                                                        ---------                              ---------

Other comprehensive income (loss):

Unrealized holding gains                       $ 83,024    $ (29,058)      53,966     $   7,136    $  (2,496)      4,640
Less:  reclassification adjustment for
  gains realized in net income (loss)           (10,127)       3,781       (6,346)      (42,103)      14,736     (27,367)
                                               --------    ---------    --------      ---------    ---------   ---------
Net unrealized gains (losses) recognized
  in other comprehensive income (loss)           72,897      (25,277)      47,620       (34,967)      12,240     (22,727)
Foreign currency translation                      1,709         (598)       1,111        (6,346)       2,221      (4,125)
                                               --------    ---------    ---------     ---------    ---------   ---------

Total other comprehensive income (loss)        $ 74,606    $ (25,875)      48,731     $ (41,313)   $  14,461     (26,852)
                                               --------    ---------    ---------     ---------    ---------   ---------

Total comprehensive income (loss)                                       $(108,160)                             $  38,445
                                                                        =========                              =========

                                                                        Six Months Ended June 30
                                                 -----------------------------------------------------------------------
                                                             1999                                   1998
                                                 --------------------------------       --------------------------------
                                                          Income tax                             Income tax
                                                 Pretax     effect      After-tax       Pretax     effect      After-tax
                                                 ------     ------      ---------       ------     ------      ---------

Net income (loss)                                                       $(172,440)                             $ 265,679
                                                                        ---------                              ---------

Other comprehensive income (loss):

Unrealized holding gains (losses)              $(75,164)   $  26,309      (48,855)    $  56,137     $(19,648)     36,489
Less:  reclassification adjustment for
  gains realized in net income (loss)           (24,507)       8,814      (15,693)      (93,743)      32,810     (60,933)
                                               --------    ---------    ---------     ---------    ---------   ---------
Net unrealized losses recognized
  in other comprehensive income (loss)          (99,671)      35,123      (64,548)      (37,606)      13,162     (24,444)
Foreign currency translation                        177          (62)         115        (4,275)       1,496      (2,779)
                                               --------    ---------    ---------     ---------    ---------   ---------

Total other comprehensive income (loss)        $(99,494)   $  35,061      (64,433)    $ (41,881)    $ 14,658     (27,223)
                                               --------    ---------    ---------     ---------    ---------   ---------

Total comprehensive income (loss)                                       $(236,873)                             $ 238,456
                                                                        =========                              =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                       1999        1998
--------------------------------------------------------------------------------
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES ...............   $ (51,344)  $ (61,305)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ...............     302,348     173,432
    Equity securities .................................      20,364     355,182
Maturities and redemptions of:
    Fixed maturities available for sale ...............      89,274     198,700
    Fixed maturities held for investment ..............      31,063      44,918
Purchases of:
    Fixed maturities available for sale ...............    (413,414)   (786,315)
    Fixed maturities held for investment ..............      (3,310)    (14,318)
    Equity securities .................................     (53,386)   (107,729)
Decrease in short-term investments - net ..............     164,777     123,832
Proceeds from sales of subsidiaries ...................           -     271,852
Other - net ...........................................     (69,320)    (35,743)
                                                          ---------   ---------

                                                             68,396     223,811
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ................................      61,722     130,000
Increase (decrease) in short-term debt - net ..........      (3,000)      1,730
Repayments of term loans ..............................     (60,728)    (85,727)
Redemption of debentures and notes ....................      (7,500)   (187,677)
Issuance of common stock ..............................         380       5,170
Dividends .............................................     (18,301)    (18,488)
Purchase of treasury stock ............................     (10,972)          -
                                                          ---------   ---------

                                                            (38,399)   (154,992)
                                                          ---------   ---------

Increase (decrease) in cash ...........................     (21,347)      7,514
Cash, beginning of period .............................      81,612      53,661
                                                          ---------   ---------

Cash, end of period ...................................   $  60,265   $  61,175
                                                          =========   =========

Supplemental disclosures of cash flow information:

Interest paid .........................................   $  26,900   $  36,800
                                                          =========   =========

Income taxes paid (refunded) ..........................   $  (7,100)  $  43,500
                                                          =========   =========


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.       Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1999, and the results of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1998 with the exception of the adoption of Statement of Position No. 97-3 - see note 5 to the unaudited consolidated financial statements) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to the Company's prior year consolidated financial statements to conform with the current year's unaudited consolidated financial statements.

2.       Increase in Loss Reserves

Net policy claims and settlement expenses for the second quarter and first six months of 1999 include a provision of $227.2 million to increase net loss reserves related to policies issued in prior periods, resulting from updated information and subsequent developments. In addition, the Company also incurred an expense of $103.2 million representing the cost of ceding to reinsurers $172.1 million of losses under various stop loss treaties. Accordingly, for the second quarter and first six months of 1999, the net effect of the increase in net loss reserves and the amounts ceded to reinsurers was a pretax charge of $330.4 million, of which $171.0 million was incurred at Reliance National, $104.9 million at Reliance Insurance, $49.4 million at Reliance Reinsurance and $4.1 million at Reliance Surety.


Regularly scheduled actuarial loss reserve reviews in the second quarter of 1999, revealed significant deterioration in a number of lines and programs. As a result of this updated information, the Company hired an independent actuarial firm to assist in its loss reserve reviews. The results of these reviews led the Company to conclude that an increase in loss reserves in the second quarter of 1999 was appropriate. The increase in loss reserves is due principally to construction defect claims, higher than expected losses in property, marine and aviation lines, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

o $108.4 million for construction defect claims, arising mostly in California. In the second quarter of 1999, the Company completed an actuarial study of these claims, utilizing methodologies provided by the independent actuarial firm. Actuarial analysis of these types of claims is particularly complex due to the protracted claims settlement process, as well as a widening interpretation of what constitutes insurance coverage that courts have applied to these cases. The Company is now using an exclusion on construction policies that should mitigate its exposure on recently issued policies.

o $106.7 million for property, marine and aviation lines. This is largely the result of higher than expected losses reported to the Company during the second quarter on assumed excess of loss reinsurance treaties. The Company has decided to non-renew the majority of these treaties.

o $70.1 million for business written by a program manager, which provided commercial automobile coverage to hazardous waste haulers and general liability coverage to entities with environmental exposures. The Company's second quarter 1999 actuarial study of this program revealed recent price deterioration and an unusual amount of recent loss activity. With the completion of the actuarial study, the Company has taken steps to eliminate this program by no later than year-end 1999.

o $114.1 million for adverse development in other lines of business, including $77.2 million for commercial automobile where loss activity was higher than expected.

3.       Tax Settlement

In the second quarter of 1999, the Company reached settlement with the Internal Revenue Service concerning various tax matters, including a 1980 asserted tax deficiency with respect to investment tax credits. As a result of the settlement, the Company recorded an after-tax benefit in the second quarter and first six months of 1999 of $55.5 million, including the reversal of $31.5 million of previously accrued interest expense.

4.       Restructuring Charge

During the first six months of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation, in late March of 1999, of the Company's non-standard automobile insurance operation, Reliant, formerly part of Reliance National, with Reliance Direct, formerly a separate operating unit, which markets standard and preferred automobile insurance through direct marketing channels. The new combined operating unit is named Reliance Personal.

The restructuring charge includes the write-off of $18 million of deferred policy acquisition costs at Reliance Direct, which resulted from the decision to offer a new integrated product, change marketing focus and support, non-renew certain policies, and the related reduction in the estimate of automobile policy renewal rates. The Company believes that Reliance Direct's remaining deferred policy acquisition costs will be recoverable. The charge also includes the write-off of $2.2 million of previously capitalized information technology expenditures at Reliance Direct which will not be utilized by Reliance Personal and which have no alternative use. The charge also includes $2 million of severance costs, of which $400,000 has been paid through June 30, 1999, related to the termination of Reliance Direct employees, and $1.8 million of costs, of which $750,000 has been paid through June 30, 1999, associated with the termination of certain of Reliance Direct's third party service contracts. The Company estimates that the remaining severance and terminated service contracts will be substantially paid by the first quarter of 2000.

5.       Adoption of Statement of Position

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"). The SOP provides guidance as to when to recognize a liability for loss-based and other insurance-related assessments. Previously, and as was the practice of many property and casualty insurance companies, the Company had accounted for these assessments on a pay-as-you-go basis and, accordingly, had no recorded liability related to these assessments. The effect of adopting the SOP was an increase in the net loss in the first six months of 1999 for the cumulative effect of the change in accounting principle of $57.9 million ($.50 per diluted share), net of a $31.1 million income tax benefit. Approximately $61 million of the $89 million pretax charge relates to loss-based assessments for workers' compensation insurance. The remaining $28 million charge relates primarily to premium-based assessments and assessments by guaranty funds. The Company estimates that a substantial majority of the $89 million liability for assessments will be paid over the next ten years.

6.       Equity In Investee Companies

The Company has entered into an agreement to sell its entire investment in Zenith National Insurance Corp. ("Zenith"). The completion of the sale, which is expected to occur in the fall of 1999, is subject to regulatory approval. As a result of the pending sale, the Company wrote-down its investment in Zenith by $9.3 million in the second quarter of 1999 and, effective July 1, 1999, will no longer account for Zenith under the equity method of accounting. The write-down is included in gain (loss) on sales of investments in the accompanying unaudited consolidated statement of operations, and the Company's investment in Zenith has been reclassified from investment in investee company to other assets in the accompanying unaudited consolidated balance sheet.

The Company's equity in investee companies is as follows:

                                                                             Quarter Ended               Six Months Ended
                                                                                   June 30                        June 30
                                                                       1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

LandAmerica Financial Group, Inc. (1).......................        $ 2,416         $4,516         $ 4,521        $ 6,322
Zenith (2)..................................................         (1,408)         2,581          23,777          4,285
                                                                    -------         ------         -------        -------

                                                                    $ 1,008         $7,097         $28,298        $10,607
                                                                    =======         ======         =======        =======


(1) The equity in investee company for the six months ended June 30, 1998 includes equity earnings for the four month period ending June 30, 1998.

(2) The equity in investee company for the six months ended June 30, 1999 includes $24.9 million representing the Company's portion of a gain from the sale of CalFarm Insurance Company by Zenith.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Six Months Ended June 30                                                                            1999             1998
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues............................................................................          $1,034,048         $762,621
Income before income taxes..........................................................              50,755           51,496
Net income..........................................................................              32,001           33,483
Net income per diluted share........................................................                1.59             2.02

Summarized financial information for Zenith is as follows:


Six Months Ended June 30                                                                            1999             1998
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues............................................................................            $268,640         $310,262
Income (loss) before income taxes...................................................              (5,149)          22,239
Net income (1)......................................................................             101,000           14,400
Net income per diluted share (1)....................................................                5.89              .84

(1) 1999 includes an after-tax gain of $104.3 million ($6.08 per diluted share) from the sale of CalFarm Insurance Company in the first quarter.

7.       Reinsurance
The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                                           Six Months Ended June 30
                                                   -----------------------------------------------------------------
                                                                 1999                               1998
                                                   -----------------------------------------------------------------
                                                      Premiums          Premiums         Premiums          Premiums
                                                       Written            Earned          Written            Earned
                                                   -----------       -----------      -----------       ------------

         Direct.............................       $ 2,409,923       $ 2,149,037      $ 1,983,419       $ 1,800,128
         Assumed............................           708,602           608,664          345,231           288,396
         Ceded..............................        (1,759,770)       (1,582,941)      (1,118,461)       (1,007,409)
                                                   -----------       -----------      -----------       -----------

         Net Premiums.......................       $ 1,358,755       $ 1,174,760      $ 1,210,189       $ 1,081,115
                                                   ===========       ===========      ===========       ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                                          Six Months Ended June 30
                                                                                      ------------------------------
                                                                                             1999              1998
                                                                                      ------------------------------

         Gross..................................................................      $ 2,693,857        $1,410,198
         Reinsurance recoveries.................................................       (1,597,341)         (701,289)
                                                                                      -----------        ----------


         Net policy claims and settlement expenses..............................      $ 1,096,516        $  708,909
                                                                                      ===========        ==========

8.       Earnings Per Share

The basic and diluted per share reconciliations of income (loss) from continuing operations to net income (loss) is as follows:

                                                                             Quarter Ended          Six Months Ended
                                                                                   June 30                   June 30
                                                                            1999      1998            1999      1998
---------------------------------------------------------------------------------------------------------------------
Basic income (loss) per share:
   Income (loss) before extraordinary item and
      cumulative effect of accounting change.........................     $(1.38)     $.61          $(1.00)    $2.37
   Extraordinary item - early extinguishment of debt.................          -      (.05)              -      (.07)
   Cumulative effect of change in accounting
       for insurance assessments.....................................          -         -            (.50)        -
                                                                          ------      ----          ------     -----

   Net income (loss).................................................     $(1.38)    $ .56          $(1.50)    $2.30
                                                                          ======     =====          ======     =====

Diluted income (loss) per share:
   Income (loss) before extraordinary item and
      cumulative effect of accounting change.........................     $(1.38)    $ .59          $(1.00)    $2.27
   Extraordinary item - early extinguishment of debt.................          -      (.05)              -      (.06)
   Cumulative effect of change in accounting
      for insurance assessments......................................          -         -            (.50)        -
                                                                          ------      ----          ------     -----

   Net income (loss).................................................     $(1.38)    $ .54          $(1.50)    $2.21
                                                                          ======     =====          ======     =====

 The reconciliation of the basic to diluted per share information is as follows:

Quarter Ended June 30                                    1999                                    1998
---------------------------------------------------------------------------------------------------------------------------
                                                                   Per Share                               Per Share
                                          Loss         Shares         Amount       Income      Shares         Amount
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Basic income (loss)
     per share:
Income (loss) before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                          $(156,891)       113,617       $(1.38)       $70,889     115,603          $ .61
Effect of dilutive                                                  ======                                     =====
     securities:
         Options(1)                          -              -                           -       4,966
                                     ---------        -------                     -------     -------
Diluted income (loss)
     per share:
Income (loss) before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                          $(156,891)       113,617       $(1.38)       $70,889     120,569          $ .59
                                     =========        =======       ======        =======     =======          =====


Six Months Ended June 30                                 1999                                    1998
---------------------------------------------------------------------------------------------------------------------------
                                                                   Per Share                               Per Share
                                          Loss         Shares         Amount       Income      Shares         Amount
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Basic income (loss)
     per share:
Income (loss) before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                          $(114,590)       114,603       $(1.00)      $273,183     115,301          $2.37
                                                                    ======                                     =====
Effect of dilutive
     securities:
         Options(1)                          -              -                           -       4,830
                                     ---------        -------                    --------     -------
Diluted income (loss)
     per share:
Income (loss) before
     extraordinary
     item and
     cumulative
     effect of
     accounting
     change                          $(114,590)       114,603       $(1.00)      $273,183     120,131          $2.27
                                     =========        =======       ======       ========     =======          =====

(1) For the quarter and six months ended June 30, 1999, the effect of options has been excluded since their inclusion would be anti-dilutive.

9.       Business Segment Information


                                                                         Quarter Ended                        Six Months Ended
                                                                               June 30                                 June 30
                                                               1999               1998                 1999               1998
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Property and casualty insurance
     Premiums earned:
         Reliance National (1)                            $ 235,950          $ 251,946           $  485,931         $  480,009
         Reliance Insurance                                 164,607            180,065              358,001            356,610
         Reliance Reinsurance                                62,117             45,195              101,087             88,861
         Reliance Surety                                     51,777             47,800              101,391             93,670
         Reliance Personal (1)                               71,255             35,595              128,300             61,591
         Other                                                   60                (35)                  50                374
                                                          ---------          ---------           ----------         ----------
                                                            585,766            560,566            1,174,760          1,081,115

     Net investment income                                   71,270             75,072              144,458            144,424
     Gain (loss) on sales of investments                     (2,762)            53,986                6,415            105,633
     Gain on sales of subsidiaries                                -                  -                    -            194,080
                                                          ---------          ---------           ----------         ----------
                                                            654,274            689,624            1,325,633          1,525,252
                                                          ---------          ---------           ----------         ----------

Title insurance
     Premiums earned                                              -                  -                    -            139,132
     Net investment income                                        -                  -                    -              5,276
     Gain on sales of investments                                 -                  -                    -                305
                                                          ---------          ---------           ----------         ----------
                                                                  -                  -                    -            144,713
                                                          ---------          ---------           ----------         ----------
Information technology consulting                            63,056             60,397              127,008            117,592
Other                                                        18,679             19,943               33,394             38,174
                                                          ---------          ---------           ----------         ----------
                                                          $ 736,009           $769,964           $1,486,035         $1,825,731
                                                          =========           ========           ==========         ==========

Income (loss) before income taxes and
     equity in investee companies:
Property and casualty insurance
     Underwriting gain (loss):
         Reliance National (1)                            $(207,302)         $  (4,499)          $ (212,759)        $   (8,764)
         Reliance Insurance                                (113,139)           (10,923)            (123,720)           (24,668)
         Reliance Reinsurance                               (49,530)               365              (50,565)            (1,046)
         Reliance Surety                                      6,826             12,249               17,812             25,816
         Reliance Personal (1)                              (10,187)            (1,383)             (45,092)            (3,538)
         Other                                               (1,504)              (426)              (1,105)               238
                                                          ---------          ---------           ----------         ----------
                                                           (374,836)            (4,617)            (415,429)           (11,962)
     Net investment income                                   71,270             75,072              144,458            144,424
     Gain (loss) on sales of investments                     (2,762)            53,986                6,415            105,633
     Gain on sales of subsidiaries                                -                  -                    -            194,080
                                                          ---------          ---------           ----------         ----------
                                                           (306,328)           124,441             (264,556)           432,175
Title insurance                                                   -                  -                    -             11,286
Information technology consulting                             4,678              5,046                9,556              9,233
Other                                                         6,051            (34,195)             (19,988)           (68,018)
                                                          ---------          ---------           ----------         ----------
                                                          $(295,599)         $  95,292           $ (274,988)        $  384,676
                                                          =========          =========           ==========         ==========


(1) In the first six months of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant. See note 4 to the unaudited consolidated financial statements.

10.      Sale of Subsidiaries

In the first six months of 1998, the Company sold its title insurance operations to LandAmerica Financial Group, Inc. ("LandAmerica"). The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.11 per diluted share) was recognized in the first six months of 1998. The pretax deferred gain of $158.8 million is included in "accounts payable and accrued expenses" in the accompanying unaudited consolidated balance sheet. The Company accounts for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. See note 9 to the unaudited consolidated financial statements for business segment information regarding the title insurance operations.

In addition, in the first six months of 1998, the Company sold a subsidiary which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

11.      Workers' Compensation Reinsurance Facility

In 1998, Reliance National entered into reinsurance fronting arrangements as part of a workers' compensation insurance facility created and managed by Unicover Managers, Inc., a third party manager of reinsurance pools. Under these arrangements, Reliance National reinsures workers' compensation policies, the occupational accident portion of which is then 100 percent reinsured by (also referred to as "retroceded to") a number of other reinsurance companies ("retrocessional reinsurers"). In July 1999, the Company received a copy of a letter from one of its retrocessional reinsurers, Sun Life Assurance Company of Canada ("Sun Life"), purporting to demand arbitration against Unicover Managers, Inc. and several Unicover pools and facilities. According to the letter, in the arbitration, Sun Life will seek, among other things, rescission of retrocessional reinsurance contracts with the Unicover pool and facilities, including the Reliance facility, based on alleged but unspecified material misrepresentations and nondisclosures by Unicover. The Company believes that the amount of the ultimate losses which Sun Life seeks to avoid are substantial and would be material to the Company's financial condition if the Company's reinsurance contracts with Sun Life were found to be unenforceable. Based on its review and assessment of the information currently available to it and after consultation with counsel, the Company believes that it has valid and enforceable retrocessional reinsurance contracts with Sun Life and its other reinsurers and that the eventual resolution of this matter will not have a material adverse effect on its consolidated financial condition. There is no assurance, however, that future developments may not cause the Company to change its belief concerning the effect of this matter on its consolidated financial condition or that the matter may not have such an effect on results of operations in a given period or periods.

12.      Other Contingencies

The Company is subject to the litigation set forth below:

(a) In February 1999, the Company received a decision in an initial phase of an alternative dispute resolution trial of certain contested issues between an asbestos producer and certain of its liability insurance carriers, including the Company.

     At issue in this proceeding, among other things, is the amount of remaining insurance coverage, if any, under primary policies written by a predecessor of the Company during the years 1942 to 1951, applicable to asbestos related bodily injury claims against the producer. Those policies are treated as having separate coverage limits for bodily injury claims resulting from the producer's products and those resulting from its operations. Since 1970, the producer's insurers, including the Company, have treated all such claims as coming within the products coverage and on that basis the Company exhausted the coverage limits of its policies in 1987.

     In 1996, pursuant to a 1985 settlement agreement between certain asbestos producers and certain of their insurers, the producer instituted alternative dispute resolution proceedings against various of its insurers, including the Company. The proceedings sought to re-allocate a substantial percentage of claims to operations coverage, which had not been previously exhausted. In the decision, which the Company has appealed, the trial judge did not decide the issue of the allocation of pending and future claims or direct the payment of any amount by the Company to the producer. He did, however, reject the Company's position as to re-allocation of past claims and ruled, based on statistical data, that a substantial percentage of claims paid through September 1996 should have been classified as operations claims.

     Given the partial nature of the decision and the absence of reliable data regarding the amount of recent and pending claims attributable to the Company's early coverage period, the Company is unable to determine the amount that it may be required to pay. Further trial phases have been scheduled to determine the financial implications of the decision, the outcome of which may also be appealed.

     If not overturned on appeal, an effect of the decision would be to make available for the payment of asbestos related bodily injury claims, up to an additional $44 million in liability coverage plus associated defense and loss adjustment expenses, under the Company's policies.

     The Company believes that the decision is incorrect and is based on flawed statistical data. The Company does not believe that it is probable that its liability, if any, in respect of this matter will have a material adverse effect on the Company's financial position, although there is no assurance that the disposition of this matter will not materially affect the Company's results of operations for any period.

(b) Employers who purportedly purchased workers' compensation insurance policies on a retrospectively rated or other loss-sensitive basis have brought several putative class actions against, among others, individual insurance companies ranging in number from 6 to approximately 270, including Reliance Insurance Company and several of its subsidiaries. The plaintiffs in the actions assert that, from as early as January 1, 1985 through the present, they and the members of the putative classes they purport to represent were overcharged for such insurance covering workers' compensation risks in the states in which the actions have been brought. The plaintiffs, on behalf of themselves and the putative class members, seek unspecified monetary damages, with interest and attorneys' fees, against all defendants jointly and severally, and injunctive and other equitable relief.

     Such actions in which the Company is a defendant have been brought in Georgia, Tennessee, Florida, New Jersey, Pennsylvania, Illinois, Missouri, California, Alabama, Michigan, New York, and Kentucky. In addition to these putative class actions, approximately 85 employers, individually and not as a class, have brought an action in Arizona asserting overcharge claims against approximately 65 defendants, including the Company.

     The Company is also a defendant in a putative class action commenced in federal court in Texas against approximately 150 individual insurance companies in which the plaintiffs claim that the defendants violated the federal RICO statute by allegedly overcharging employers from 1988 to 1999 for retrospectively rated workers' compensation insurance policies covering risks in 44 states and the District of Columbia. The plaintiffs, on behalf of themselves and the putative class of employers, seek unspecified monetary damages, with interest and attorneys' fees, against all defendants jointly and severally.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

     Overview

     The Company incurred an operating loss of $154.9 million ($1.36 per diluted share) and $143.4 million ($1.25 per diluted share) in the second quarter and first six months of 1999. The Company's operating results in 1999 contain several significant items. First, in the second quarter of 1999, the Company recorded an after-tax charge of $147.7 million ($1.30 per diluted share) for increasing net loss reserves for policies issued in prior periods, which resulted from updated information and subsequent developments, and an after-tax charge of $67.1 million ($.59 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties. Also, in the second quarter of 1999, the Company settled various federal income tax issues which resulted in an after-tax benefit of $55.5 million ($.49 per diluted share). In addition, in the first six months of 1999, the Company recorded an after-tax restructuring charge of $15.6 million ($.14 per diluted share) which resulted from the consolidation of the Company's non-standard automobile operation and Reliance Direct into a new operating unit, Reliance Personal. (See notes 2, 3 and 4 to the unaudited consolidated financial statements for further discussion of the increase in net loss reserves, settlement of tax issues and restructuring charge, respectively.) Excluding the effects of these items on 1999 operating results, the Company's operating income declined to $4.4 million ($.04 per diluted share) and $31.5 million ($.27 per diluted share) in the second quarter and first six months of 1999, from $35.8 million ($.30 per diluted share) and $69.3 million ($.58 per diluted share) in the corresponding 1998 periods.

     The net loss in the second quarter of 1999 was $156.9 million ($1.38 per diluted share) which includes an after-tax loss on sales of investments of $2.0 million ($.02 per diluted share), including an after-tax write-down of $6.3 million of the Company's investment in Zenith National Insurance Corp. ("Zenith") to reflect the pending sale of the Company's entire interest in Zenith. The net loss for the first six months of 1999 was $172.4 million ($1.50 per diluted share) which included (i) an after-tax charge of $57.9 million ($.50 per diluted share) representing the cumulative effect of adopting the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance- Related Assessments" ("SOP"), (ii) an after-tax gain of $24.9 million ($.22 per diluted share) representing the pro rata portion of a gain realized by Zenith on the sale of its CalFarm subsidiary, and (iii) an after-tax gain on sales of investments of $3.9 million ($.03 per diluted share). Net income in the second quarter and first six months of 1998 was $65.3 million ($.54 per diluted share) and $265.7 million ($2.21 per diluted share) which included after-tax gains on sales of investments of $35.1 million ($.29 per diluted share) and $68.9 million ($.57 per diluted share), respectively, and after-tax extraordinary charges of $5.6 million ($.05 per diluted share) and $7.5 million ($.06 per diluted share), respectively, related to the early extinguishment of debt. Net income in the first six months of 1998 also included after-tax gains on sales of subsidiaries of $135.0 million ($1.12 per diluted share) primarily resulting from the sale of the Company's title insurance operations. See notes 5 and 10 to the unaudited consolidated financial statements for further discussion of the adoption of the SOP and the sale of subsidiaries.

     Property and Casualty Insurance Operations

     The consolidated property and casualty insurance underwriting loss was $374.8 million and $415.4 million in the second quarter and first six months of 1999, which included a pretax charge of $330.4 million to increase net loss reserves and the cost of ceding to reinsurers losses under various stop loss treaties.

     Regularly scheduled actuarial loss reserve reviews in the second quarter of 1999, revealed significant deterioration in a number of lines and programs. As a result of this updated information, the Company hired an independent actuarial firm to assist in its loss reserve reviews. The results of these reviews led the Company to conclude that an increase in loss reserves in the second quarter of 1999 was appropriate. The increase in loss reserves is due principally to construction defect claims, higher than expected losses in property, marine and aviation lines, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

     o $108.4 million for construction defect claims, arising mostly in California. In the second quarter of 1999, the Company completed an actuarial study of these claims, utilizing methodologies provided by the independent actuarial firm. Actuarial analysis of these types of claims is particularly complex due to the protracted claims settlement process, as well as a widening interpretation of what constitutes insurance coverage that courts have applied to these cases. The Company is now using an exclusion on construction policies that should mitigate its exposure on recently issued policies.

     o $106.7 million for property, marine and aviation lines. This is largely the result of higher than expected losses reported to the Company during the second quarter on assumed excess of loss reinsurance treaties. The Company has decided to non-renew the majority of these treaties.

     o $70.1 million for business written by a program manager, which provided commercial automobile coverage to hazardous waste haulers and general liability coverage to entities with environmental exposures. The Company's second quarter 1999 actuarial study of this program revealed recent price deterioration and an unusual amount of recent loss activity. With the completion of the actuarial study, the Company has taken steps to eliminate this program by no later than year-end 1999.

     o $114.1 million for adverse development in other lines of business, primarily $77.2 million for commercial automobile where loss activity was higher than expected.

     Excluding the $330.4 million pretax charge, the underwriting loss in the second quarter and first six months of 1999 was $44.4 million and $85.0 million compared to underwriting losses of $4.6 million and $12.0 million in the corresponding 1998 periods. The increased underwriting loss in the second quarter of 1999, when compared to the second quarter of 1998, reflects increased losses in the environmental program and in transportation and property lines. The increased underwriting loss for the first six months of 1999, when compared to the corresponding prior year period, also reflects the $24 million restructuring charge which resulted from the consolidation of the Company's non-standard automobile insurance operation and Reliance Direct into a new operating unit, Reliance Personal. Catastrophe claims also increased in 1999 to $7.7 million and $20.8 million in the second quarter and first six months of 1999 from $3.7 million and $8.5 million in the corresponding 1998 periods.

     Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):

                                                                            Quarter Ended June 30
                                                     -----------------------------------------------------------
                                                                   1999                                     1998
                                                     -----------------------------------------------------------
                                                                      Excludes effect of reserve
                                                                         strengthening and cost
                                                                           of ceding losses (2)
                                                                      --------------------------
     Net Premiums Written

         Reliance National (1)                       $ 243,125                  $295,825                $242,789
         Reliance Insurance                            169,909                   194,409                 192,973
         Reliance Reinsurance                           77,698                    88,698                  57,206
         Reliance Surety                                59,537                    59,537                  52,353
         Reliance Personal (1)                          91,318                    91,318                  53,373
         Other                                              44                        44                    (277)
                                                     ---------                  --------                --------

                                                     $ 641,631                  $729,831                $598,417
                                                     =========                  ========                ========

     Net Premiums Earned

         Reliance National (1)                       $ 235,950                  $288,650                $251,946
         Reliance Insurance                            164,607                   189,107                 180,065
         Reliance Reinsurance                           62,117                    73,117                  45,195
         Reliance Surety                                51,777                    51,777                  47,800
         Reliance Personal (1)                          71,255                    71,255                  35,595
         Other                                              60                        60                     (35)
                                                     ---------                  --------                --------
                                                     $ 585,766                  $673,966                $560,566
                                                     =========                  ========                ========

     Underwriting Gain (Loss)

         Reliance National (1)                       $(207,302)                 $(36,302)               $ (4,499)
         Reliance Insurance                           (113,139)                   (8,239)                (10,923)
         Reliance Reinsurance                          (49,530)                     (130)                    365
         Reliance Surety                                 6,826                    10,926                  12,249
         Reliance Personal (1)                         (10,187)                  (10,187)                 (1,383)
         Other                                          (1,504)                     (504)                   (426)
                                                     ---------                  --------                --------

                                                     $(374,836)                 $(44,436)               $ (4,617)
                                                     =========                  ========                ========

     Combined Ratios (3)

         Reliance National (1)                           187.1%                    112.1%                  101.8%
         Reliance Insurance                              168.0%                    103.7%                  105.9%
         Reliance Reinsurance                            179.6%                    100.1%                   99.6%
         Reliance Surety                                  86.8%                     78.9%                   74.5%
         Reliance Personal (1)                           114.1%                    114.1%                  103.9%
         Consolidated                                    163.4%                    106.2%                  100.8%


(1) In the first six months of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant.

(2) Excludes the $227.2 million pretax charge for increasing net loss reserves and $103.2 million pretax charge for amounts ceded to reinsurers for assuming losses under various stop loss treaties.

(3)           Calculated on a GAAP basis, after policyholders' dividends.
              Combined ratios for Other are not presented since they are not meaningful.

     Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):


                                                                            Six Months Ended June 30
                                                     -----------------------------------------------------------
                                                                   1999                                     1998
                                                     -----------------------------------------------------------
                                                                      Excludes effect of reserve
                                                                         strengthening and cost
                                                                           of ceding losses (2)
                                                                      --------------------------
     Net Premiums Written

         Reliance National (1)                      $  595,165                $  647,865              $  550,137
         Reliance Insurance                            356,840                   381,340                 361,271
         Reliance Reinsurance                          132,543                   143,543                 111,986
         Reliance Surety                               103,409                   103,409                  91,795
         Reliance Personal (1)                         170,774                   170,774                  94,958
         Other                                              24                        24                      42
                                                    ----------                ----------              ----------
                                                    $1,358,755                $1,446,955              $1,210,189
                                                    ==========                ==========              ==========

     Net Premiums Earned

         Reliance National (1)                      $  485,931                $  538,631              $  480,009
         Reliance Insurance                            358,001                   382,501                 356,610
         Reliance Reinsurance                          101,087                   112,087                  88,861
         Reliance Surety                               101,391                   101,391                  93,670
         Reliance Personal (1)                         128,300                   128,300                  61,591
         Other                                              50                        50                     374
                                                    ----------                ----------              ----------
                                                    $1,174,760                $1,262,960              $1,081,115
                                                    ==========                ==========              ==========

     Underwriting Gain (Loss)

         Reliance National (1)                      $ (212,759)               $  (41,759)            $    (8,764)
         Reliance Insurance                           (123,720)                  (18,820)                (24,668)
         Reliance Reinsurance                          (50,565)                   (1,165)                 (1,046)
         Reliance Surety                                17,812                    21,912                  25,816
         Reliance Personal (1)                         (45,092)                  (45,092)                 (3,538)
         Other                                          (1,105)                     (105)                    238
                                                    ----------                ----------              ----------
                                                    $ (415,429)               $  (85,029)            $   (11,962)
                                                    ==========                ==========             ===========

     Combined Ratios (3)

         Reliance National (1)                           143.3%                    107.3%                  101.6%
         Reliance Insurance                              134.1%                    104.5%                  106.5%
         Reliance Reinsurance                            150.0%                    101.0%                  101.2%
         Reliance Surety                                  82.5%                     78.4%                   72.3%
         Reliance Personal (1)                           135.1%                    135.1%                  105.7%
         Consolidated                                    134.9%                    106.3%                  100.9%

(1) In the first six months of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant.

(2) Excludes the $227.2 million pretax charge for increasing net loss reserves and $103.2 million pretax charge for amounts ceded to reinsurers for assuming losses under various stop loss treaties.

(3)           Calculated on a GAAP basis, after policyholders' dividends.
              Combined ratios for Other are not presented since they are not meaningful.

     Reliance National

     Net premiums written were essentially flat in the second quarter of 1999, when compared to the corresponding prior year period, and net premiums earned declined, due to the ceding of $52.7 million of premiums in 1999 to various stop loss treaties. Absent the effect of cessions, net premiums increased due to higher writings of foreign sourced premiums, as well as increased writings in Accident and Health and from the internet based marketing of workers' compensation business. These factors also caused the increase in net premiums written and net premiums earned during the first six months of 1999 when compared to the first six months of 1998.

     The increase in the underwriting loss in 1999 resulted from the second quarter increase in net loss reserves and the cost of ceding losses to reinsurers, which increased the underwriting loss by $171.0 million, higher losses in an environmental program as well as increased losses in property, marine and aviation lines. Many of these programs and lines are being curtailed and, as a result, Reliance National expects premium writings will decline in the second half of 1999 when compared to the first half of 1999.

     Reliance Insurance

     The decline in net premiums written and net premiums earned in the second quarter of 1999, when compared to the corresponding prior year period, reflects the ceding of $24.5 million of premiums in 1999 to various stop loss treaties. Absent the effect of cessions, net premiums written in the second quarter and first six months of 1999 grew by 1% and 6%, reflecting increased writings in the Commercial Accounts and Large Accounts divisions, particularly in workers' compensation. These increases were offset by the decision not to renew certain under-performing property and marine lines of business, which has resulted in lower premium writings in the Specialty division.

     The increase in the underwriting loss in the second quarter and first six months of 1999, when compared to the corresponding prior year periods, resulted from the second quarter 1999 increase in net loss reserves and the cost of ceding losses to reinsurers which increased the underwriting loss by $104.9 million. Absent this effect, Reliance Insurance's underwriting results improved in 1999 reflecting price increases in many of its lines of business and favorable results in workers' compensation.

     Reliance Reinsurance

     The increase in net premiums written and net premiums earned in the second quarter and first six months of 1999, when compared to the corresponding prior year periods, reflects premiums generated by new reinsurance treaties and growth in agricultural reinsurance. These increases were partially offset by the ceding of $11.0 million of premiums to various stop loss treaties in the second quarter of 1999.

     The increase in the underwriting loss in the second quarter and first six months of 1999, when compared to the corresponding 1998 periods, resulted from the second quarter 1999 increase in net loss reserves, primarily in marine and aviation lines of business and the cost of ceding losses to reinsurers which increased the underwriting loss by $49.4 million. Reliance Reinsurance will not renew its marine and aviation lines of business.

     Reliance Surety

     The increase in net premiums written and net premiums earned in the second quarter and first six months of 1999, when compared to the corresponding prior year periods, reflects new writings in large contractor surety business.

     The increase in the underwriting loss in the second quarter and first six months of 1999, when compared to the corresponding 1998 periods, reflects the second quarter 1999 increase in net loss reserves which increased the underwriting loss by $4.1 million.

     Reliance Personal

     Reliance Personal was created in late March 1999 by consolidating Reliance National's non-standard automobile operation, Reliant, with Reliance Direct which formerly was a separate operating unit. As a result of the consolidation, a $24 million restructuring charge was recorded by Reliance Personal in the first quarter of 1999. See note 4 to the unaudited consolidated financial statements for further discussion.

     The increase in net premiums written and net premiums earned in the second quarter and first six months of 1999, when compared to the corresponding 1998 periods, resulted from the continued growth in Reliance Personal's non-standard automobile writings.

     The increase in the underwriting loss in the second quarter of 1999, when compared to the second quarter of 1998, reflects increased losses by the direct standard automobile operation. Reliance Personal also experienced increased underwriting losses in its non-standard automobile business as a result of weather-related losses and increased losses in certain states.

     The increase in underwriting loss in the first half of 1999, when compared to the first half of 1998, also reflects the $24 million restructuring charge.

     Property and Casualty Insurance Investment Results

     Net investment income of the property and casualty insurance operations declined in the second quarter of 1999 to $71.3 million from $75.1 million in the corresponding 1998 period. The decrease resulted from a decline in the average size of the fixed maturity portfolio due, in part, to utilization of a portion of the investment portfolio to retire certain corporate debt in the second quarter of 1998. Net investment income for the first six months of 1999 was $144.5 million, essentially flat with net investment income in the first six months of 1998 of $144.4 million.

     Loss on sales of investments in the second quarter of 1999 was $2.8 million which included a write-down of $9.3 million of the Company's investment in Zenith to reflect the pending sale of the Company's entire investment in Zenith. Gains on sales of investments for the first six months of 1999 were $6.4 million. Gains on sales of investments in the second quarter and first six months of 1998 were $54.0 million and $105.6 million resulting from sales of equity securities.

     Investment Portfolio

     At June 30, 1999, the Company's investment portfolio aggregated $3.84 billion (at cost), of which 92% was invested in fixed maturities and 8% was invested in equity securities. The

     Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities and invests in investment grade securities (those rated "BBB" or better by Standard and Poor's) and, to a lesser extent, non-investment grade securities and non-rated securities.

     Fixed maturity securities classified as held for investment consist primarily of corporate securities of which substantially all are rated investment grade. Fixed maturity securities classified as available for sale consist of corporate, U.S. Treasury and Government National Mortgage Association (GNMA) securities. At June 30, 1999, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $482.1 million (14% of the fixed income portfolio) and $213.4 million (6% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale.

     Information Technology Operations

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides computer-related services to large corporate clients throughout the United States. Information technology revenues increased to $63.1 million and $127.0 million in the second quarter and first six months of 1999 from $60.4 million and $117.6 million in the corresponding 1998 periods resulting from an increase in higher margin solutions business. Gross margins (revenues less cost of services) were $21.7 million and $42.8 million, or 34% of revenues, in the second quarter and first six months of 1999 compared to $19.1 million and $36.2 million, or 32% and 31% of revenues, in the corresponding prior year periods. Pretax income declined to $4.7 million in the second quarter of 1999 from $5.0 million in the second quarter of 1998 resulting from higher selling, general and administrative expenses associated with investments in technical and sales capabilities, and continued domestic geographic expansion. Pretax income increased in the first six months of 1999 to $9.6 million from $9.2 million in the corresponding prior year period, resulting from increased gross margins.

     Interest Expense

     Interest expense declined to $15.6 million and $31.1 million in the second quarter and first six months of 1999 from $20.0 million and $42.8 million in the corresponding 1998 periods. These declines resulted from lower levels of debt outstanding. Since January 1, 1998, the Company has reduced its debt by $192 million.

     Equity in Investee Companies

     Equity in investee companies was $1.0 million in the second quarter of 1999 compared to $7.1 million in the corresponding 1998 period. The decline in equity in investee companies resulted from lower earnings from both Zenith and LandAmerica Financial Group, Inc. Equity in investee companies for the first six months of 1999 was $28.3 million which included a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith. Equity in investee companies for the first six months of 1998 was $10.6 million.

     The Company has entered into an agreement to sell its entire investment in Zenith. The completion of the sale, which is expected to occur in the fall of 1999, is subject to regulatory approval. As a result of the pending sale, the Company wrote-down its investment in Zenith by $9.3 million and, effective July 1, 1999, will no longer account for Zenith under the equity method of accounting. The Company's investment in Zenith has been reclassified from investment in investee company to other assets in the accompanying unaudited consolidated balance sheet.

     Liquidity and Capital Resources

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These payments aggregated $73.4 million for the six-month period ending June 30, 1999. Dividends paid by Reliance Insurance Company were $66.0 million in the first six months of 1999. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. During 1999, $585.3 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

     Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Cash flow from operating activities is traditionally low during the first half of the year, reflecting the payment of certain expenses, such as premium taxes and contingent commissions which are accrued during the previous year. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At June 30, 1999, Reliance Insurance Company had $277 million of cash and short-term investments.

     For the six months ended June 30, 1999, the Company utilized $51.3 million of cash flow for operating activities compared to $61.3 million in the corresponding 1998 period. Operating cash flow for the first six months of 1998 was reduced by income tax payments resulting from higher amounts of taxable income due, in part, to gains on sales of subsidiaries and investments. In conjunction with the tax settlement described in note 3 to the unaudited consolidated financial statements, the Company will make a $42.6 million payment to the Internal Revenue Service in the third quarter of 1999. This payment will adversely affect third quarter 1999 operating cash flows.

     The Company generated $68.4 million of cash flow from investing activities for the six months ended June 30, 1999 primarily from the net sales of marketable securities. The Company generated $223.8 million of cash flow from investing activities for the six months ended June 30, 1998, primarily from the sales of subsidiaries partially offset by net purchases of marketable securities.

     For the six months ended June 30, 1999, the Company used $38.4 million of cash flow for financing activities, primarily for the purchase of treasury stock and payment of dividends. For the six months ended June 30, 1998, the Company used $155.0 million of cash flow for financing activities. During the first six months of 1998, the Company purchased $178.3 million of its outstanding senior notes and senior subordinated debentures utilizing a special dividend from Reliance Insurance Company and borrowings under its revolving credit facility. These purchases resulted in an after-tax extraordinary charge of $7.5 million, net of a $4.0 million tax benefit.

     The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At June 30, 1999, borrowings aggregating $55 million were outstanding under the facility. The Company had $710.9 million of debt outstanding at June 30, 1999, with $220.7 million maturing within one year and an additional $284.8 million maturing in the last half of 2000. The Company expects to repay these amounts on or prior to their existing maturities by refinancing.

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

     Third Party Information Technology. Even if all of the Company's computer systems and software products are year 2000 compliant, the failure of third parties with whom the Company does significant business to be year 2000 compliant could materially adversely affect the financial position, results of operations or cash flows of the Company. Accordingly, as part of its year 2000 process, the Company has substantially completed its process of identifying certain third parties with whom the Company does significant business to determine whether such third parties are, or will be, year 2000 compliant. The Company has sent year 2000 compliance questionnaires to its property managers, third party administrators, major reinsurers, reinsurance intermediaries, insurance brokers and agents, employee benefit providers, government and private agencies to which the Company electronically transmits, and from which the Company electronically receives, financial and other information, and to financial institutions and other vendors with which the Company does business. The Company has substantially completed its initial follow-up with third parties who either had not responded to such questionnaires or who had provided insufficiently detailed or inadequate responses to such questionnaires. The Company has conducted, and will conduct, selected systems testing as appropriate with third parties during 1999.

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

     Contingency Plans. The Company's business units are still in the process of formulating contingency plans to deal with situations in which various systems of the Company, or of third parties with whom the Company does business, are not year 2000 compliant. Contingency plans are being completed and reviewed by the Company's year 2000 program office and this process is expected to be completed in the third quarter of 1999.

     Costs. Through June 30, 1999, the Company had incurred $6.2 million to address the year 2000 issue and expects to incur additional costs of $1.2 million through year-end 2000. The Company has increased its estimate of total expected costs by $650,000. This increase is attributable in part to increases in the costs of the second round of compliance assurance testing which the Company is conducting, as well as additional remediation costs.

     Insurance Policies. As an insurer, the Company may incur losses and loss adjustment expenses (including attorneys' fees and other legal expenses) arising from property and casualty insurance claims by its insureds, who may incur losses as a result of the failure of such insureds, or the customers or vendors of such insureds, to be year 2000 compliant. The Company has received notice of a small number of potential claims, and actual claims, from its insureds, and is reviewing its exposures, if any, under these policies. The Company is continuing to review its exposures under its other policies with respect to year 2000 noncompliance by its insureds, and the third parties who do business with its insureds, through various means which include communications with insureds and distribution of year 2000 written questionnaires. The Company is also in the process of implementing appropriate strategies to manage and mitigate such exposures including, without limitation, policy exclusions and reinsurance. However, because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insureds will incur losses, the amount of the losses or whether any such losses would be covered under the Company's insurance policies.

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

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

  PART II.  OTHER INFORMATION
  ------------------------------------------------------------------------------

  Item 4. Submission of Matters to a Vote of Security Holders.

          On May 13, 1999, at the annual meeting of stockholders of the Company, the stockholders elected the thirteen directors set forth below and voted upon and authorized the adoption by the Company of the Reliance Group Holdings, Inc. Amended and Restated 1998 Stock Option Plan. The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes (where applicable), were as follows:

          Proposal - Election of Directors:

                                                             For                         Withheld
                                                             ---                         --------
              Saul P. Steinberg                             102,001,007                 1,480,953
              Robert M. Steinberg                           102,000,914                 1,481,046
              George R. Baker                               102,001,310                 1,480,650
              George E. Bello                               102,001,310                 1,480,650
              Dennis A. Busti                               102,001,310                 1,480,650
              Lowell C. Freiberg                            102,001,310                 1,480,650
              Dr. Thomas P. Gerrity                         102,001,310                 1,480,650
              Jewell Jackson McCabe                         102,001,310                 1,480,650
              Irving Schneider                              101,998,860                 1,483,100
              Bernard L. Schwartz                           101,996,540                 1,485,420
              Richard E. Snyder                             101,893,410                 1,588,550
              Dr. Bruce E. Spivey                           102,000,869                 1,481,091
              James E. Yacobucci                            102,001,310                 1,480,650

              Proposal - Approval of the Reliance Group Holdings, Inc. Amended and Restated 1998 Stock Option Plan:

              For:                                           80,605,946
              Against:                                       21,920,709
              Abstain:                                          955,303
              Broker Non-Votes:                                       2

     Item 6.      Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27. Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RELIANCE GROUP HOLDINGS, INC.
                                                  ------------------------------
                                                  (Registrant)



     Date:   August 16, 1999                      /s/ George E. Bello
             ---------------                      ------------------------------
                                                  George E. Bello
                                                  Executive Vice President and
                                                    Controller
                                                  (Chief Accounting Officer)