Form 10-Q
period 1999-09-30
RELIANCE GROUP HOLDINGS INC
filed 1999-11-15
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    /x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

    / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From_______To_______

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

As of November 1, 1999, 114,835,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X


                                                                            Page
                                                                             No.
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Statement of Operations for the Quarters and Nine-
            Month Periods Ended September 30, 1999 and 1998 (Unaudited).     2

         Consolidated Balance Sheet at September 30, 1999 (Unaudited)
            and December 31, 1998.......................................     3

         Consolidated Statement of Changes in Shareholders' Equity for
            the Nine-Month Period Ended September 30, 1999 (Unaudited)..     4

         Consolidated Statement of Comprehensive Income (Loss)
            for the Quarters and Nine-Month Periods Ended
            September 30, 1999 and 1998 (Unaudited).....................     5

         Consolidated Condensed Statement of Cash Flows for the Nine-
            Month Periods Ended September 30, 1999 and 1998 (Unaudited).     6

         Notes to Consolidated Financial Statements (Unaudited).........     7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................    18


PART II. OTHER INFORMATION, AS APPLICABLE...............................    29

SIGNATURES .............................................................    30

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                    Quarter Ended                 Nine Months Ended
                                                                                     September 30                      September 30
                                                                            1999             1998             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
Premiums earned ................................................     $   719,293      $   588,341      $ 1,894,053      $ 1,808,588
Net investment income ..........................................          72,107           74,908          216,565          224,608
Gain on sales of investments ...................................           3,193            1,483            9,608          107,421
Gain on sales of subsidiaries ..................................              --               --               --          197,258
Other ..........................................................          72,093           83,339          232,495          235,927
                                                                     -----------      -----------      -----------      -----------

                                                                         866,686          748,071        2,352,721        2,573,802
                                                                     -----------      -----------      -----------      -----------
Claims and expenses:
Policy claims and settlement expenses ..........................         548,684          376,471        1,645,200        1,092,056
Policy acquisition costs and other insurance expenses ..........         248,283          226,240          714,756          733,218
Restructuring charge ...........................................              --               --           24,000               --
Interest .......................................................          15,246           18,906           46,338           61,675
Reversal of interest expense related to income tax .............              --               --          (31,500)              --
Other operating expenses .......................................          77,823           93,858          252,265          269,581
                                                                     -----------      -----------      -----------      -----------

                                                                         890,036          715,475        2,651,059        2,156,530
                                                                     -----------      -----------      -----------      -----------
Income (loss) before income taxes and equity
    in investee companies ......................................         (23,350)          32,596         (298,338)         417,272
Income tax (provision) benefit .................................           7,000           (9,000)         139,100         (131,100)
Equity in investee companies ...................................           1,287            6,410           29,585           17,017
                                                                     -----------      -----------      -----------      -----------

Income (loss) before extraordinary item and
     cumulative effect of accounting change ....................         (15,063)          30,006         (129,653)         303,189
Extraordinary item - early extinguishment of debt ..............              --               --               --           (7,504)
Cumulative effect of change in accounting
     for insurance assessments .................................              --               --          (57,850)              --
                                                                     -----------      -----------      -----------      -----------

Net income (loss)  .............................................     $   (15,063)     $    30,006      $  (187,503)     $   295,685
                                                                     ===========      ===========      ===========      ===========

Basic per share information:
Income (loss) before extraordinary item and
     cumulative effect of accounting change ....................     $      (.13)     $       .26      $     (1.13)     $      2.62
                                                                     ===========      ===========      ===========      ===========

Net income (loss) ..............................................     $      (.13)     $       .26      $     (1.64)     $      2.56
                                                                     ===========      ===========      ===========      ===========

Diluted per share information:
Income (loss) before extraordinary item and
     cumulative effect of accounting change ....................     $      (.13)     $       .25      $     (1.13)     $      2.52
                                                                     ===========      ===========      ===========      ===========

Net income (loss) ..............................................     $      (.13)     $       .25      $     (1.64)     $      2.46
                                                                     ===========      ===========      ===========      ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                                September 30             December 31
                                                                                                        1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
ASSETS
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $509,669 and $578,179) .......................................           $    504,516            $    539,848
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,775,449 and $2,687,009) ..................................              2,693,173               2,738,864
     Equity securities - at quoted market (cost $319,379
        and $262,986) ...............................................................                783,561                 754,543
     Short-term investments .........................................................                236,253                 383,658
Cash ................................................................................                 82,505                  81,612
Premiums and other receivables ......................................................              1,886,189               1,708,761
Reinsurance recoverables ............................................................              6,495,172               4,958,504
Federal and foreign income taxes, including deferred taxes ..........................                113,401                      --
Investment in investee company ......................................................                422,394                 415,654
Deferred policy acquisition costs ...................................................                310,477                 295,939
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ......................................................                212,684                 219,854
Other assets ........................................................................                746,561                 678,102
                                                                                                ------------            ------------

                                                                                                $ 14,486,886            $ 12,775,339
                                                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Unearned premiums ...................................................................           $  2,200,996            $  1,980,481
Unpaid claims and related expenses ..................................................              8,680,986               7,173,886
Accounts payable and accrued expenses ...............................................              1,074,397                 847,452
Reinsurance ceded premiums payable ..................................................                831,927                 570,252
Federal and foreign income taxes, including deferred taxes ..........................                     --                 167,505
Term loans and short-term debt ......................................................                261,113                 256,763
Debentures and notes ................................................................                455,980                 463,480
                                                                                                ------------            ------------

                                                                                                  13,505,399              11,459,819
                                                                                                ------------            ------------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,166 and 116,076 shares
       issued and outstanding .......................................................                 11,617                  11,608
     Additional paid-in capital .....................................................                550,937                 548,674
     Retained earnings ..............................................................                217,206                 432,096
     Accumulated other comprehensive income .........................................                212,699                 323,142
                                                                                                ------------            ------------

                                                                                                     992,459               1,315,520
Treasury stock, 1,331 shares ........................................................                (10,972)                     --
                                                                                                ------------            ------------
                                                                                                     981,487               1,315,520
                                                                                                ------------            ------------

                                                                                                $ 14,486,886            $ 12,775,339
                                                                                                ============            ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                              Accumulated Other
                                                                            Comprehensive Income
                                                                            --------------------
                                                                                                Net
                                                                                         Unrealized
                                                                                 Net        Loss on
                                            Additional                    Unrealized        Foreign
                                  Common       Paid-In      Retained         Gain on       Currency       Treasury  Shareholders'
                                   Stock       Capital      Earnings     Investments    Translation          Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Balance, January 1, 1999 ....  $  11,608   $   548,674   $   432,096     $   355,759    $   (32,617)   $        --    $ 1,315,520

Issuance of common stock ....          9           405                                                                        414

Transactions of investee
        companies ...........                    1,858                        (5,457)                                      (3,599)

Net loss ....................                               (187,503)                                                    (187,503)

Dividends ($.24 per share) ..                                (27,387)                                                     (27,387)

Depreciation after deferred
        income taxes ........                                               (104,841)                                    (104,841)

Foreign currency translation                                                                   (145)                         (145)

Purchase of treasury stock ..                                                                              (10,972)       (10,972)
                               ---------   -----------   -----------     -----------    -----------    -----------    -----------

Balance, September 30, 1999 .  $  11,617   $   550,937   $   217,206     $   245,461    $   (32,762)   $   (10,972)   $   981,487
                               =========   ===========   ===========     ===========    ===========    ===========    ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                             Quarter Ended September 30
                                                     ------------------------------------------------------------------------------
                                                                      1999                                   1998
                                                     ------------------------------------     -------------------------------------
                                                                  Income tax                               Income tax
                                                      Pretax        effect      After-tax       Pretax       effect       After-tax
                                                     ---------    ----------    ---------     ---------    ----------     ---------
Net income (loss)                                                               $ (15,063)                                $  30,006
                                                                                ---------                                 ---------
Other comprehensive income (loss):

Unrealized holding gains (losses)                    $ (67,421)    $  23,598      (43,823)    $  26,619     $  (9,316)       17,303
Less:  reclassification adjustment for
  gains realized in net income (loss)                   (2,965)        1,038       (1,927)       (1,142)          399          (743)
                                                     ---------     ---------    ---------     ---------     ---------     ---------
Net unrealized gains (losses) recognized
  in other comprehensive income (loss)                 (70,386)       24,636      (45,750)       25,477        (8,917)       16,560
Foreign currency translation                              (400)          140         (260)       (1,436)          503          (933)
                                                     ---------     ---------    ---------     ---------     ---------     ---------

Total other comprehensive income (loss)              $ (70,786)    $  24,776      (46,010)    $  24,041     $  (8,414)       15,627
                                                     ---------     ---------    ---------     ---------     ---------     ---------

Total comprehensive income (loss)                                               $ (61,073)                                $  45,633
                                                                                =========                                 =========

                                                                            Nine Months Ended September 30
                                                     ------------------------------------------------------------------------------
                                                                      1999                                   1998
                                                     ------------------------------------     -------------------------------------
                                                                  Income tax                               Income tax
                                                      Pretax        effect      After-tax       Pretax       effect       After-tax
                                                     ---------    ----------    ---------     ---------    ----------     ---------
Net income (loss)                                                               $(187,503)                                $ 295,685
                                                                                ---------                                 ---------
Other comprehensive income (loss):

Unrealized holding gains (losses)                    $(142,585)    $  49,907      (92,678)    $  82,756     $ (28,964)       53,792
Less:  reclassification adjustment for
  gains realized in net income (loss)                  (27,472)        9,852      (17,620)      (94,885)       33,209       (61,676)
                                                     ---------     ---------    ---------     ---------     ---------     ---------
Net unrealized losses recognized
  in other comprehensive income (loss)                (170,057)       59,759     (110,298)      (12,129)        4,245        (7,884)
Foreign currency translation                              (223)           78         (145)       (5,711)        1,999        (3,712)
                                                     ---------     ---------    ---------     ---------     ---------     ---------

Total other comprehensive loss                       $(170,280)    $  59,837     (110,443)    $ (17,840)    $   6,244       (11,596)
                                                     ---------     ---------    ---------     ---------     ---------     ---------

Total comprehensive income (loss)                                               $(297,946)                                $ 284,089
                                                                                =========                                 =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Nine Months Ended September 30                                                                        1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES ...................................               $   8,875                $ (44,086)
                                                                                                 ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..........................................                 427,730                  376,715
    Equity securities ............................................................                 107,325                  362,617
Maturities and redemptions of:
    Fixed maturities available for sale ..........................................                 115,280                  301,641
    Fixed maturities held for investment .........................................                  48,693                   76,115
Purchases of:
    Fixed maturities available for sale ..........................................                (591,896)                (917,922)
    Fixed maturities held for investment .........................................                 (12,280)                 (26,807)
    Equity securities ............................................................                (133,502)                (114,306)
(Increase) decrease in short-term investments - net ..............................                 167,239                  (32,700)
Proceeds from sales of subsidiaries ..............................................                      --                  271,852
Other - net ......................................................................                 (95,237)                 (48,761)
                                                                                                 ---------                ---------

                                                                                                    33,352                  248,444
                                                                                                 ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ...........................................................                  99,380                  135,000
Increase (decrease) in short-term debt - net .....................................                  (2,000)                     317
Repayments of term loans .........................................................                 (93,269)                (130,741)
Redemption of debentures and notes ...............................................                  (7,500)                (188,711)
Issuance of common stock .........................................................                     414                    5,405
Dividends ........................................................................                 (27,387)                 (27,768)
Purchase of treasury stock .......................................................                 (10,972)                      --
                                                                                                 ---------                ---------

                                                                                                   (41,334)                (206,498)
                                                                                                 ---------                ---------

Increase (decrease) in cash ......................................................                     893                   (2,140)
Cash, beginning of period ........................................................                  81,612                   53,661
                                                                                                 ---------                ---------

Cash, end of period ..............................................................               $  82,505                $  51,521
                                                                                                 =========                =========

Supplemental disclosures of cash flow information:

Interest paid ....................................................................               $  66,500                $  41,000
                                                                                                 =========                =========

Income taxes paid ................................................................               $     200                $  77,100
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

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1999, and the results of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

2. INCREASE IN LOSS RESERVES

Net policy claims and settlement expenses for the nine month period ended September 30, 1999, include a provision of $227.2 million to increase net loss reserves related to policies issued in prior periods, resulting from updated information and subsequent developments. In addition, the Company also incurred an expense of $103.2 million representing the cost of ceding to reinsurers $172.1 million of losses under various stop loss treaties. Accordingly, for the first nine months of 1999, the net effect of the increase in net loss reserves and the amounts ceded to reinsurers was a pretax charge of $330.4 million, of which $171.0 million was incurred at Reliance National, $104.9 million at Reliance Insurance, $49.4 million at Reliance Reinsurance and $4.1 million at Reliance Surety.

Regularly scheduled actuarial loss reserve reviews in the second quarter of 1999 revealed significant deterioration in a number of lines and programs. As a result of this updated information, the Company hired an independent actuarial firm to assist in its loss reserve reviews. The results of these reviews led the Company to conclude that an increase in loss reserves in the second quarter of 1999 was appropriate. The increase in loss reserves was due principally to construction defect claims, higher than expected losses in property, marine and aviation lines, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the stop loss treaties) was comprised of the following:

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

o $106.7 million for property, marine and aviation lines. This is largely the result of higher than expected losses reported to the Company during the second quarter, on assumed excess of loss reinsurance treaties. The Company has decided to non-renew the majority of these treaties.

o $70.1 million for business written by a program manager, which provided commercial automobile coverage to hazardous waste haulers and general liability coverage to entities with environmental exposures. The Company's second quarter 1999 actuarial study of this program revealed recent price deterioration and an unusual amount of recent loss activity. With the completion of the actuarial study, the Company eliminated this program.

o $114.1 million for adverse development in other lines of business, primarily $77.2 million for commercial automobile where loss activity was higher than expected.

3. TAX SETTLEMENT

In the second quarter of 1999, the Company reached settlement with the Internal Revenue Service concerning various tax matters, including a 1980 asserted tax deficiency with respect to investment tax credits. As a result of the settlement, the Company recorded an after-tax benefit in the nine month period ended September 30, 1999 of $55.5 million, including the reversal of $31.5 million of previously accrued interest expense.

4. RESTRUCTURING CHARGE

During the first quarter of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation of the Company's non-standard automobile insurance operation, Reliant, formerly part of Reliance National, with Reliance Direct, formerly a separate operating unit. The new combined operating unit is named Reliance Personal.

The restructuring charge includes the write-off of $18 million of deferred policy acquisition costs at Reliance Direct, which resulted from the decision to offer a new integrated product, change marketing focus and support, non-renew certain policies, and the related reduction in the estimate of automobile policy renewal rates. The charge also includes the write-off of $2.2 million of previously capitalized information technology expenditures at Reliance Direct which will not be utilized by Reliance Personal and which have no alternative use. The charge also includes $2 million of severance costs, of which $600,000 has been paid through September 30, 1999, related to the termination of Reliance Direct employees, and $1.8 million of costs, of which $1.4 million has been paid through September 30, 1999, associated with the termination of certain of Reliance Direct's third party service contracts. The Company estimates that the remaining severance and terminated service contracts will be substantially paid by the end of 2000.

In November 1999, the Company entered into an Asset Purchase Agreement pursuant to which it will transfer substantially all of the assets and non-insurance liabilities of Reliance Direct to a third party. The closing of the agreement is anticipated to take place in the fourth quarter of 1999, subject to customary closing conditions. In addition, through reinsurance and other arrangements effective January 15, 2000, the Company will transfer all of Reliance Direct's liabilities for unearned premium and related insured losses, as well as the renewal rights to in-force policies. The gain from the transaction is not expected to be significant.

5. INSURANCE-RELATED ASSESSMENTS

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"). The SOP provides guidance as to when to recognize a liability for loss-based and other insurance-related assessments. Previously, and as was the practice of many property and casualty insurance companies, the Company had accounted for these assessments on a pay-as-you-go basis and, accordingly, had no recorded liability related to these assessments. The effect of adopting the SOP was an increase in the net loss in the first nine months of 1999 for the cumulative effect of the change in accounting principle of $57.9 million ($.51 per diluted share), net of a $31.1 million income tax benefit. Approximately $61 million of the $89 million pretax charge relates to loss-based assessments for workers' compensation insurance. The remaining $28 million charge relates primarily to premium-based assessments and assessments by guaranty funds. The Company estimates that a substantial majority of the liability for assessments will be paid over the next ten years.

During the third quarter of 1999, new legislation by New York State changed the assessment liability for workers' compensation insurance. As a result, the Company reduced its assessment liability and decreased underwriting loss by $11.0 million ($8.3 million for Reliance National and $2.7 million for Reliance Insurance) in the third quarter and first nine months of 1999.

6. EQUITY IN INVESTEE COMPANIES

On October 25, 1999, the Company completed the sale of its entire investment in Zenith National Insurance Corp. ("Zenith") for cash proceeds of $184.1 million. In anticipation of the sale, the Company wrote-down its investment in Zenith by $9.3 million in the second quarter of 1999 and, effective July 1, 1999, no longer accounted for Zenith under the equity method of accounting. The write-down is included in gain on sales of investments in the accompanying unaudited consolidated statement of operations, and the Company's investment in Zenith has been reclassified from investment in investee company to other assets in the accompanying unaudited consolidated balance sheet.

The Company's equity in investee companies is as follows:

                                                 Quarter Ended        Nine Months Ended
                                                  September 30             September 30
                                               1999       1998          1999       1998
---------------------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc. (1)....   $ 1,287   $  4,837       $ 5,808   $ 11,159
Zenith (2)...............................        --      1,573        23,777      5,858
                                            -------   --------       -------   --------

                                            $ 1,287   $  6,410       $29,585   $ 17,017
                                            =======   ========       =======   ========

(1) The equity in investee company for the nine months ended September 30, 1998 includes equity earnings for the seven month period ending September 30, 1998.
(2) The equity in investee company for the nine months ended September 30, 1999 includes $24.9 million representing the Company's portion of a gain from the sale of CalFarm Insurance Company by Zenith.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Nine Months Ended September 30                                     1999            1998
---------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues.................................................   $ 1,547,846      $1,277,870
Income before income taxes...............................        64,904          99,979
Net income...............................................        41,214          64,122
Net income per diluted share.............................          2.08            3.61

7. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                   Nine Months Ended September 30
                     --------------------------------------------------------
                                 1999                           1998
                     --------------------------------------------------------
                        Premiums       Premiums       Premiums       Premiums
                         Written         Earned        Written         Earned
                     -----------    -----------    -----------    -----------
      Direct .....   $ 3,441,134    $ 3,247,043    $ 2,925,751    $ 2,777,039
      Assumed ....     1,089,455      1,029,711        532,029        499,189
      Ceded ......    (2,518,046)    (2,382,701)    (1,639,053)    (1,606,772)
                     -----------    -----------    -----------    -----------

      Net Premiums   $ 2,012,543    $ 1,894,053    $ 1,818,727    $ 1,669,456
                     ===========    ===========    ===========    ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                       Nine Months Ended
                                                          September 30
                                                  --------------------------
                                                         1999           1998
                                                  -----------    -----------

      Gross ...................................   $ 3,905,454    $ 2,129,625
      Reinsurance recoveries ..................    (2,260,254)    (1,044,245)
                                                  -----------    -----------


      Net policy claims and settlement expenses   $ 1,645,200    $ 1,085,380
                                                  ===========    ===========

8. EARNINGS PER SHARE

The basic and diluted per share reconciliations of income (loss) before extraordinary item and cumulative effect of accounting change to net income
(loss) is as follows:

                                                                    Quarter Ended       Nine Months Ended
                                                                     September 30            September 30
                                                                 1999        1998         1999       1998
---------------------------------------------------------------------------------------------------------
Basic income (loss) per share:
  Income (loss) before extraordinary item and
    cumulative effect of accounting change ........             $(.13)      $ .26      $(1.13)      $2.62
  Extraordinary item - early extinguishment of debt                --          --          --        (.06)
  Cumulative effect of change in accounting
     for insurance assessments ....................                --          --        (.51)         --
                                                                -----       -----      ------       -----

  Net income (loss) ...............................             $(.13)      $ .26      $(1.64)      $2.56
                                                                =====       =====      ======       =====

Diluted income (loss) per share:
  Income (loss) before extraordinary item and
    cumulative effect of accounting change ........             $(.13)      $ .25      $(1.13)      $2.52
  Extraordinary item - early extinguishment of debt                --          --          --        (.06)
  Cumulative effect of change in accounting
    for insurance assessments .....................                --          --        (.51)         --
                                                                -----       -----      ------       -----

  Net income (loss) ...............................             $(.13)      $ .25      $(1.64)      $2.46
                                                                =====       =====      ======       =====

The reconciliation of the basic to diluted per share information is as follows:

                                                            Quarter Ended              Nine Months Ended
                                                             September 30                   September 30
                                                      1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change ......................      $ (15,063)      $ 30,006      $ (129,653)      $303,189
                                                 =========       ========      ==========       ========

Weighted average number of basic
   shares outstanding .....................        113,639        116,015         114,278        115,539

Effect of dilutive securities - options (1)             --          4,376              --          4,678
                                                 ---------       --------      ----------       --------

Weighted average number of diluted
   shares outstanding .....................        113,639        120,391         114,278        120,217
                                                 =========       ========      ==========       ========

Basic per share income (loss) before
   extraordinary item and cumulative
   effect of accounting change ............      $    (.13)      $    .26      $    (1.13)      $   2.62
                                                 =========       ========      ==========       ========

Diluted per share income (loss) before
   extraordinary item and cumulative
   effect of accounting change ............      $    (.13)      $    .25      $    (1.13)      $   2.52
                                                 =========       ========      ==========       ========

(1) For the quarter and nine months ended September 30, 1999, the effect of options has been excluded since their inclusion would be anti-dilutive.

9. BUSINESS SEGMENT INFORMATION

                                                           Quarter Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                  1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Property and casualty insurance
   Premiums earned:
      Reliance National (1)                $   317,476       $   235,944       $   803,407       $   715,953
      Reliance Insurance                       193,955           191,394           551,956           548,004
      Reliance Reinsurance                      77,144            67,033           178,231           155,894
      Reliance Surety                           52,212            51,294           153,603           144,964
      Reliance Personal (1)                     78,452            42,717           206,752           104,308
      Other                                         54               (41)              104               333
                                           -----------       -----------       -----------       -----------
                                               719,293           588,341         1,894,053         1,669,456

   Net investment income                        72,107            74,908           216,565           219,332
   Gain on sales of investments                  3,193             1,483             9,608           107,116
   Gain on sales of subsidiaries                    --                --                --           194,080
                                           -----------       -----------       -----------       -----------
                                               794,593           664,732         2,120,226         2,189,984
                                           -----------       -----------       -----------       -----------
Title insurance
   Premiums earned                                  --                --                --           139,132
   Net investment income                            --                --                --             5,276
   Gain on sales of investments                     --                --                --               305
                                           -----------       -----------       -----------       -----------
                                                    --                --                --           144,713
                                           -----------       -----------       -----------       -----------
Information technology consulting               54,571            64,443           181,579           182,035
Other                                           17,522            18,896            50,916            57,070
                                           -----------       -----------       -----------       -----------
                                           $   866,686       $   748,071       $ 2,352,721       $ 2,573,802
                                           ===========       ===========       ===========       ===========

Income (loss) before income taxes and
   equity in investee companies:
Property and casualty insurance
   Underwriting gain (loss):
      Reliance National (1)                $   (59,647)      $    (9,851)      $  (272,406)      $   (18,615)
      Reliance Insurance                       (18,442)          (11,698)         (142,162)          (36,366)
      Reliance Reinsurance                      (7,334)           (2,949)          (57,899)           (3,995)
      Reliance Surety                           12,182            13,620            29,994            39,436
      Reliance Personal (1)                     (7,302)           (4,355)          (52,394)           (7,893)
      Other                                      1,174            (1,107)               69              (869)
                                           -----------       -----------       -----------       -----------
                                               (79,369)          (16,340)         (494,798)          (28,302)
   Net investment income                        72,107            74,908           216,565           219,332
   Gain on sales of investments                  3,193             1,483             9,608           107,116
   Gain on sales of subsidiaries                    --                --                --           194,080
                                           -----------       -----------       -----------       -----------
                                                (4,069)           60,051          (268,625)          492,226
Title insurance                                     --                --                --            11,286
Information technology consulting                2,040             5,342            11,596            14,575
Other                                          (21,321)          (32,797)          (41,309)         (100,815)
                                           -----------       -----------       -----------       -----------
                                           $   (23,350)      $    32,596       $  (298,338)      $   417,272
                                           ===========       ===========       ===========       ===========

(1) In the first quarter of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant. See note 4 to the unaudited consolidated financial statements.

10. SALE OF SUBSIDIARIES

In the first quarter of 1998, the Company sold its title insurance operations to LandAmerica Financial Group, Inc. ("LandAmerica"). The transaction resulted in an after-tax gain of $242.9 million of which $133.6 million ($1.11 per diluted share) was recognized in the first quarter of 1998. The pretax deferred gain of $158.8 million is included in "accounts payable and accrued expenses" in the accompanying unaudited consolidated balance sheet. The Company accounts for its investment in LandAmerica by the equity method of accounting for periods subsequent to the sale date. See note 9 to the unaudited consolidated financial statements for business segment information regarding the title insurance operations in 1998.

In addition, in the first quarter of 1998, the Company sold a subsidiary which resulted in an after-tax gain of $1.3 million, net of tax expense of $1.8 million.

11. WORKERS' COMPENSATION REINSURANCE FACILITY

In 1998, Reliance National entered into reinsurance fronting arrangements as part of a workers' compensation insurance facility created and managed by Unicover Managers, Inc. ("Unicover"), a third party manager of reinsurance pools. Under these arrangements, Reliance National reinsures workers' compensation policies, the occupational accident portion of which is then 100 percent reinsured by (also referred to as "retroceded to") a number of other reinsurance companies ("retrocessional reinsurers"). In July 1999, the Company received a copy of a letter from one of its retrocessional reinsurers, Sun Life Assurance Company of Canada ("Sun Life"), purporting to demand arbitration against Unicover and several Unicover pools and facilities. According to the letter, in the arbitration, Sun Life will seek, among other things, rescission of retrocessional reinsurance contracts with the Unicover pool and facilities, including the Reliance facility, based on alleged but unspecified material misrepresentations and nondisclosures by Unicover. In September 1999, Phoenix Home Life Mutual Insurance Company ("Phoenix"), another of the Company's retrocessionaires, likewise demanded arbitration seeking rescission. In October 1999, the Company served its own demand for arbitration, seeking money damages and specific performance of the retrocessional contracts, and commenced an action in United States District Court, Northern District of Illinois, seeking an order that Sun Life and Phoenix arbitrate with the Company separately from the other Unicover pools and facilities. The Company believes that the amount of the ultimate losses which Sun Life and Phoenix seek to avoid are substantial and would be material to the Company's financial condition if the Company's reinsurance contracts with Sun Life and Phoenix were found to be unenforceable. Based on its review and assessment of the information currently available to it and after consultation with counsel, the Company believes that it has valid and enforceable retrocessional reinsurance contracts with Sun Life and Phoenix and its other reinsurers. Notwithstanding that belief, because litigation and arbitration regarding this matter are unlikely to be resolved soon and because of the risk to the Company's credit ratings and competitive position in the market place that continued uncertainty would pose to the Company, the Company has entered into settlement discussions and believes that there is a reasonable likelihood that these discussions will result in contingent settlement agreements, which if ultimately consummated, would result in an after-tax charge to the Company which would not be expected to exceed 10% of consolidated shareholders' equity.

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

Further trial phases have been scheduled to determine the financial implications of the decision, the outcome of which may also be appealed. The Company is unable to determine, at this time, the amount that it may be required to pay.

If not overturned on appeal, an effect of the decision would be to make available for the payment of asbestos related bodily injury claims, up to an additional $44 million in liability coverage, plus associated defense and loss adjustment expenses, under the Company's policies.

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

(b) Employers who purportedly purchased workers' compensation insurance policies on a retrospectively rated or other loss-sensitive basis have brought several putative class actions against, among others, individual insurance companies ranging in number from 6 to approximately 160, including Reliance Insurance Company and several of its subsidiaries. The plaintiffs in the actions assert that, from as early as January 1, 1985 through the present, they and the members of the putative classes they purport to represent were overcharged for such insurance covering workers' compensation risks in the states in which the actions have been brought. The plaintiffs, on behalf of themselves and the putative class members, seek unspecified monetary damages, with interest and attorneys' fees, against all defendants jointly and severally, and injunctive and other equitable relief.

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

The Company is also a defendant in a putative class action commenced in federal court in Texas against approximately 150 individual insurance companies, in which the plaintiffs claim that the defendants violated the federal RICO statute by allegedly overcharging employers from 1988 to 1999 for retrospectively rated workers' compensation insurance policies covering risks in 44 states and the District of Columbia. The plaintiffs, on behalf of themselves and the putative class of employers, seek unspecified monetary damages, with interest and attorneys' fees, against all defendants jointly and severally.

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

13. INITIAL PUBLIC OFFERING/SPIN OFF

On October 27, 1999, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of up to 20% of the common stock of Reliance Surety Group, Inc., the insurance holding company that was recently formed to operate the Company's surety and fidelity business.

On October 13, 1999, the Company's Board of Directors approved a preliminary plan to spin off to shareholders 10% of the common stock of a new e-commerce company named Point, Click and Bind, Inc., that will consist of the business of Cybercomp, the Company's Internet based underwriter of workers' compensation insurance for small sized companies. The spin off is subject to certain conditions and to final approval by the Company's Board of Directors and is expected to be completed in the first quarter of 2000.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================


      OVERVIEW

      The Company incurred an operating loss of $17.1 million ($.15 per diluted share) in the third quarter of 1999 compared to operating income of $29.0 million ($.24 per diluted share) in the third quarter of 1998. The decline in operating results in 1999 resulted from an increase in the property and casualty insurance underwriting loss due to higher catastrophe claims, and losses from business which the Company had previously cancelled or intends not to renew. For the nine months ended September 30, 1999, the operating loss was $160.6 million ($1.40 per diluted share) compared to operating income of $98.4 million ($.82 per diluted share) in the corresponding prior year period. The 1999 nine month operating results include several significant items: (i) an after-tax charge of $147.7 million ($1.29 per diluted share) for increasing net loss reserves for policies issued in prior periods, and an after-tax charge of $67.1 million ($.59 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties, (ii) an after-tax benefit of $55.5 million ($.49 per diluted share) resulting from the settlement of various federal income tax issues, (iii) an increase in catastrophe claims which were $35.4 million after-tax ($.31 per diluted share) in the first nine months of 1999, compared to $17.4 million after-tax ($.14 per diluted share) in the corresponding 1998 period, and (iv) an after-tax restructuring charge of $15.6 million ($.14 per diluted share). See notes 2, 3 and 4 for a discussion of the increase in net loss reserves, settlement of tax issues and restructuring charge, respectively.

      The net loss in the third quarter of 1999 was $15.1 million ($.13 per diluted share) compared to net income of $30.0 million ($.25 per diluted share) in the third quarter of 1998. After-tax gains on sales of investments were $2.1 million ($.02 per diluted share) and $964,000 ($.01 per diluted share) in the third quarter of 1999 and 1998, respectively. The net loss for the first nine months of 1999 was $187.5 million ($1.64 per diluted share) which included (i) an after-tax charge of $57.9 million ($.51 per diluted share) representing the cumulative effect of adopting the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"), (ii) an after-tax gain of $24.9 million ($.22 per diluted share) representing the pro rata portion of a gain realized by Zenith National Insurance Corp. ("Zenith") on the sale of its CalFarm subsidiary, and (iii) an after-tax gain on sales of investments of $6.0 million ($.05 per diluted share). Net income in the first nine months of 1998 was $295.7 million ($2.46 per diluted share) which included an after-tax gain on sales of investments of $69.8 million ($.58 per diluted share) and an after-tax extraordinary charge of $7.5 million ($.06 per diluted share), related to the early extinguishment of debt. Net income in the first nine months of 1998 also included an after-tax gain on sales of subsidiaries of $135.0 million ($1.12 per diluted share) primarily resulting from the sale of the Company's title insurance operations. See notes 5 and 10 to the unaudited consolidated financial statements for a discussion of the adoption in 1999 of the SOP and the sale of subsidiaries in 1998.

      PROPERTY AND CASUALTY INSURANCE OPERATIONS

      The consolidated property and casualty insurance underwriting loss was $79.4 million in the third quarter of 1999 compared to $16.3 million in the corresponding 1998 period. The increase in underwriting loss in 1999 resulted from higher catastrophe claims which were $37.7 million in the third quarter of 1999, primarily from international catastrophes, compared to $18.2 million in 1998. The third quarter 1999 underwriting results were also adversely affected by losses from business that the Company has either previously cancelled or had decided not to renew. Partially offsetting these declines was a third quarter benefit of $11.0 million related to assessments. See note 5 to the unaudited consolidated financial statements for a discussion of assessments.

      The consolidated property and casualty insurance underwriting loss was $494.8 million in the first nine months of 1999, which included a second quarter pretax charge of $330.4 million to increase net loss reserves and the cost of ceding to reinsurers losses under various stop loss treaties.

      Regularly scheduled actuarial loss reserve reviews in the second quarter of 1999 revealed significant deterioration in a number of lines and programs. As a result of this updated information, the Company hired an independent actuarial firm to assist in its loss reserve reviews. The results of these reviews led the Company to conclude that an increase in loss reserves in the second quarter of 1999 was appropriate. The increase in loss reserves was due principally to construction defect claims, higher than expected losses in property, marine and aviation lines, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the stop loss treaties) was comprised of the following:

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

      o $70.1 million for business written by a program manager, which provided commercial automobile coverage to hazardous waste haulers and general liability coverage to entities with environmental exposures. The Company's second quarter 1999 actuarial study of this program revealed recent price deterioration and an unusual amount of recent loss activity. With the completion of the actuarial study, the Company eliminated this program.

      o $114.1 million for adverse development in other lines of business, primarily $77.2 million for commercial automobile where loss activity was higher than expected.

      Excluding the $330.4 million pretax charge, the underwriting loss in the first nine months of 1999 was $164.4 million compared to an underwriting loss of $28.3 million in the corresponding 1998 period. The increased underwriting loss in the first nine months of 1999, when compared to the corresponding period of 1998, reflects losses from business that the Company has cancelled or intends not to renew, an increase in catastrophe claims which were $54.5 million in 1999 compared to $26.7 million in 1998, and the first quarter 1999 $24 million restructuring charge which resulted from the consolidation of the Company's automobile insurance operations into a new operating unit, Reliance Personal.

      Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):

                                              Quarter Ended September 30
                                            ----------------------------
                                                 1999               1998
                                            ---------          ---------
      Net Premiums Written

         Reliance National (1) .....          253,029          $ 219,197
         Reliance Insurance ........          195,412            215,749
         Reliance Reinsurance ......           64,905             60,371
         Reliance Surety ...........           55,444             56,390
         Reliance Personal (1) .....           84,961             57,156
         Other .....................               37               (325)
                                            ---------          ---------

                                            $ 653,788          $ 608,538
                                            =========          =========

      Net Premiums Earned

         Reliance National (1) .....        $ 317,476          $ 235,944
         Reliance Insurance ........          193,955            191,394
         Reliance Reinsurance ......           77,144             67,033
         Reliance Surety ...........           52,212             51,294
         Reliance Personal (1) .....           78,452             42,717
         Other .....................               54                (41)
                                            ---------          ---------
                                            $ 719,293          $ 588,341
                                            =========          =========

      Underwriting Gain (Loss)

         Reliance National (1) .....        $ (59,647)         $  (9,851)
         Reliance Insurance ........          (18,442)           (11,698)
         Reliance Reinsurance ......           (7,334)            (2,949)
         Reliance Surety ...........           12,182             13,620
         Reliance Personal (1) .....           (7,302)            (4,355)
         Other .....................            1,174             (1,107)
                                            ---------          ---------

                                            $ (79,369)         $ (16,340)
                                            =========          =========

      Combined Ratios (2)

         Reliance National (1) .....           117.9%             103.1%
         Reliance Insurance ........           108.9%             105.8%
         Reliance Reinsurance ......           109.6%             104.3%
         Reliance Surety ...........            76.8%              73.3%
         Reliance Personal (1) .....           109.3%             110.2%
         Consolidated ..............           110.3%             102.3%

      (1) In the first quarter of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant.

      (2) Calculated on a GAAP basis, after policyholders' dividends. Combined ratios for Other are not presented since they are not meaningful.

      Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):

                                                    Nine Months Ended September 30
                                       -------------------------------------------------------
                                                       1999                               1998
                                       ---------------------------------           -----------
                                                      Excludes effect of
                                                   reserve strengthening
                                                             and cost of
                                                       ceding losses (2)
                                                   ---------------------
      Net Premiums Written

         Reliance National (1)         $   848,194           $   900,894           $   769,334
         Reliance Insurance                552,252               576,752               577,020
         Reliance Reinsurance              197,448               208,448               172,357
         Reliance Surety                   158,853               158,853               148,185
         Reliance Personal (1)             255,735               255,735               152,114
         Other                                  61                    61                  (283)
                                       -----------           -----------           -----------
                                       $ 2,012,543           $ 2,100,743           $ 1,818,727
                                       ===========           ===========           ===========

      Net Premiums Earned

         Reliance National (1)         $   803,407           $   856,107           $   715,953
         Reliance Insurance                551,956               576,456               548,004
         Reliance Reinsurance              178,231               189,231               155,894
         Reliance Surety                   153,603               153,603               144,964
         Reliance Personal (1)             206,752               206,752               104,308
         Other                                 104                   104                   333
                                       -----------           -----------           -----------
                                       $ 1,894,053           $ 1,982,253           $ 1,669,456
                                       ===========           ===========           ===========

      Underwriting Gain (Loss)

         Reliance National (1)         $  (272,406)          $  (101,406)          $   (18,615)
         Reliance Insurance               (142,162)              (37,262)              (36,366)
         Reliance Reinsurance              (57,899)               (8,499)               (3,995)
         Reliance Surety                    29,994                34,094                39,436
         Reliance Personal (1)             (52,394)              (52,394)               (7,893)
         Other                                  69                 1,069                  (869)
                                       -----------           -----------           -----------
                                       $  (494,798)          $  (164,398)          $   (28,302)
                                       ===========           ===========           ===========

      Combined Ratios (3)

         Reliance National (1)              133.2%                111.2%                102.2%
         Reliance Insurance                 125.3%                105.9%                106.3%
         Reliance Reinsurance               132.4%                104.5%                102.6%
         Reliance Surety                     80.5%                 77.8%                 72.7%
         Reliance Personal (1)              125.3%                125.3%                107.6%
         Consolidated                       125.7%                108.0%                101.4%


      (1) In the first quarter of 1999, the Company consolidated its non-standard automobile operation, Reliant, formerly part of Reliance National, with Reliance Direct into a new operating unit, Reliance Personal. Prior period results of Reliance National have been restated to reflect the transfer of Reliant.

      (2) Excludes the $227.2 million pretax charge for increasing net loss reserves and $103.2 million pretax charge for amounts ceded to reinsurers for assuming losses under various stop loss treaties which were recorded in the first nine months of 1999.

      (3) Calculated on a GAAP basis, after policyholders' dividends. Combined ratios for Other are not presented since they are not meaningful.

      RELIANCE NATIONAL

      The increase in net premiums written and net premiums earned in the third quarter and first nine months of 1999, when compared to the corresponding 1998 periods, reflects increased writings in Accident and Health and higher foreign sourced premiums, partially offset by lower net premiums in Casualty Risk Services.

      The increase in the third quarter 1999 underwriting loss, when compared to the corresponding prior year quarter, resulted from an increase in catastrophe claims, which were $32.2 million in 1999, primarily from international catastrophes, compared to $4.0 million in 1998. In addition, the third quarter 1999 underwriting results were adversely affected by losses from business that the Company has either previously cancelled or had decided not to renew. The underwriting results in the first nine months of 1999 included a loss of $171.0 million from the second quarter increase in net loss reserves and the cost of ceding losses to reinsurers. Due to the Company's decision to cancel or not to renew certain under-performing business, Reliance National expects premium writings in 2000 to be lower than those in 1999.

      On October 13, 1999 the Company's Board of Directors approved a preliminary plan to spin off to shareholders 10% of Point, Click and Bind, Inc. See note 13 to the unaudited consolidated financial statements for further discussion.

      RELIANCE INSURANCE

      The decline in net premiums written in the third quarter of 1999, when compared to the third quarter of 1998, reflects the decision to curtail writing certain under-performing property and transportation lines of business in the Specialty division. These declines were partially offset by increased writings in the Commercial Accounts and Large Accounts divisions, particularly in workers' compensation. The decline in net premiums written in the first nine months of 1999, when compared to the first nine months of 1998, is primarily the result of ceding of $24.5 million of premiums in the second quarter of 1999 to various stop loss treaties.

      The increase in the third quarter 1999 underwriting loss, when compared to the corresponding prior year period, reflects increased losses in commercial automobile and general liability lines of business, partially offset by lower catastrophe claims. The underwriting results in the first nine months of 1999 included a loss of $104.9 million from the second quarter increase in net loss reserves and the cost of ceding losses to reinsurers.

      RELIANCE REINSURANCE

      The increase in net premiums written and net premiums earned in the third quarter and first nine months of 1999, when compared to the prior year periods, reflects new reinsurance treaties.

      The increase in the underwriting loss in the third quarter of 1999, when compared to the corresponding prior year period, resulted from increased losses in marine and aviation lines of business. Reliance Reinsurance will not renew these lines of business. The underwriting results in the first nine months of 1999 included a loss of $49.4 million from the second quarter increase in net loss reserves and the cost of ceding losses to reinsurers.

      RELIANCE SURETY

      The decline in net premiums written in the third quarter of 1999, when compared to the corresponding 1998 period, reflects lower contract surety premiums particularly in small contractor business. This decline was offset by growth in commercial surety. The increase in net premiums written and net premiums earned in the first nine months of 1999, when compared to the first nine months of 1998, reflects increases in both contract and commercial surety premiums.

      The decline in underwriting profit in the third quarter of 1999, when compared to the third quarter of 1998, reflects an increase in contract surety losses especially in the small contractor line. Underwriting income in the first nine months of 1999 includes a $4.1 million increase in net loss reserves.

      On October 27, 1999, the Company filed a registration statement to sell up to 20% of Reliance Surety in a public offering. See note 13 to the unaudited consolidated financial statements for further discussion.

      RELIANCE PERSONAL

      Reliance Personal was created in late March 1999 by consolidating Reliance National's non-standard automobile operation, Reliant, with Reliance Direct which formerly was a separate operating unit. As a result of the consolidation, a $24 million restructuring charge was recorded by Reliance Personal in the first quarter of 1999. In November 1999, the Company entered into an agreement to transfer to a third party substantially all the assets and non-insurance liabilities related to policies written by Reliance Direct. See note 4 to the unaudited consolidated financial statements for further discussion of this transfer.

      The increase in net premiums written and net premiums earned in the third quarter and the first nine months of 1999, when compared to the corresponding prior year periods, resulted from growth in non-standard automobile writings.

      The increase in the underwriting loss in the third quarter of 1999, when compared to the third quarter of 1998, resulted from increased losses in the non-standard automobile line. As a result of the increased losses, Reliance Personal will seek price increases and use more stringent underwriting criteria in certain states. The increase in the underwriting loss in the first nine months of 1999, when compared to the first nine months of 1998, also reflects the $24 million restructuring charge.

      PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

      Net investment income of the property and casualty insurance operations declined in the third quarter and first nine months of 1999 to $72.1 million and $216.6 million from $74.9 million and $219.3 million in the corresponding 1998 periods. These declines resulted from an increase in interest accrued on insurance funds held on behalf of reinsurers in connection with certain stop loss treaties and, in the third quarter of 1999, by the Company reducing its holdings of certain high yielding foreign denominated fixed income securities.

      Gains on sales of investments in the third quarter of 1999 was $3.2 million resulting primarily from sales of equity securities, compared to a gain of $1.5 million in the third quarter of 1998. Gains on sales of investments in the first nine months of 1999 was $9.6 million which included a write-down of $9.3 million of the Company's investment in Zenith. Gains on sales of investments in the first nine months of 1998 were $107.1 million which resulted from sales of equity securities.

      INVESTMENT PORTFOLIO

      At September 30, 1999, the Company's investment portfolio aggregated $3.89 billion (at cost), of which 92% was invested in fixed maturities and 8% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities and invests in investment grade securities (those rated "BBB" or better by Standard and Poor's) and, to a lesser extent, non-investment grade securities and non-rated securities.

      Fixed maturity securities classified as held for investment consist primarily of corporate securities of which substantially all are rated investment grade. Fixed maturity securities classified as available for sale consist of corporate, U.S. Treasury and Government National Mortgage Association (GNMA) securities. At September 30, 1999, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $452.0 million (13% of the fixed income portfolio) and $187.6 million (5% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale.

      INFORMATION TECHNOLOGY OPERATIONS

      RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides computer-related services to large corporate clients throughout the United States. Information technology revenues decreased to $54.6 million and $181.6 million in the third quarter and first nine months of 1999 from $64.4 million and $182.0 million in the corresponding 1998 periods. The decrease in third quarter 1999 revenue can be attributed to an overall slowdown in the demand for certain consultant skill sets and a decline in solutions business reflecting the reluctance of clients to begin new technology initiatives until the impact of Year 2000 on their systems is known. Gross margins (revenues less cost of services) were $17.5 million and $60.3 million, or 32% and 33% of revenues, in the third quarter and first nine months of 1999 compared to $20.8 million and $57.0 million, or 32% and 31% of revenues, in the corresponding prior year periods. Pretax income declined to $2.0 million and $11.6 million in the third quarter and first nine months of 1999 from $5.3 million and $14.6 million in the corresponding prior year periods. The decline in pretax income in the first nine months of 1999, when compared to the first nine months of 1998, resulted from higher selling, general and administrative expenses associated with investments in technical and sales capabilities.

      INTEREST EXPENSE

      Interest expense declined to $15.2 million and $46.3 million in the third quarter and first nine months of 1999 from $18.9 million and $61.7 million in the corresponding 1998 periods. These declines resulted from lower levels of debt outstanding. Since January 1, 1998, the Company has reduced its debt by $186 million.

      EQUITY IN INVESTEE COMPANIES

      On October 25, 1999, the Company completed the sale of its entire investment in Zenith for cash proceeds of $184.1 million. In anticipation of the sale, the Company wrote-down its investment in Zenith by $9.3 million in the second quarter of 1999 and, effective July 1, 1999, no longer accounted for Zenith under the equity method of accounting. The Company's investment in Zenith has been reclassified from investment in investee company to other assets in the accompanying unaudited consolidated balance sheet.

      Equity in investee companies was $1.3 million in the third quarter of 1999, representing only the equity income from the Company's investment in LandAmerica Financial Group, Inc. ("LandAmerica"), compared to $6.4 million in the third quarter of 1998 which included equity income from both LandAmerica and Zenith. Equity in investee companies for the nine months ended September 30, 1999 was $29.6 million which included a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith. Equity in investee companies for the first nine months of 1998 was $17.0 million.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. These payments aggregated $131.6 million for the nine-month period ended September 30, 1999. Dividends paid by Reliance Insurance Company were $136.0 million in the first nine months of 1999. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. During 1999, $585.3 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

      Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At September 30, 1999, Reliance Insurance Company had $293 million of cash and short-term investments.

      For the nine months ended September 30, 1999, the Company generated $8.9 million of cash flow from operating activities. In conjunction with the tax settlement described in note 3 to the unaudited consolidated financial statements, the Company made a $42.7 million payment, primarily interest, to the Internal Revenue Service in the third quarter of 1999. The Company utilized $44.1 million of cash flow from operating activities in the nine months ended September 30, 1998. Operating cash flow in 1998 was adversely affected by increased tax payments resulting from higher amounts of taxable income due, in part, to gains on sales of subsidiaries and investments.

      The Company generated $33.4 million of cash flow from investing activities for the nine months ended September 30, 1999, primarily from the net sales of marketable securities. The Company generated $248.4 million of cash flow from investing activities for the nine months ended September 30, 1998, primarily from the sale of subsidiaries.

      For the nine months ended September 30, 1999, the Company used $41.3 million of cash flow for financing activities, principally for the payment of dividends and purchase of treasury stock. For the nine months ended September 30, 1998, the Company used $206.5 million of cash flow for financing activities. During the first nine months of 1998, the Company purchased $179.3 million of its outstanding senior notes and senior subordinated debentures. These purchases resulted in an after-tax extraordinary charge of $7.5 million, net of a $4.0 million tax benefit.

      The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At September 30, 1999, borrowings aggregating $71 million were outstanding under the facility. The Company had $717.1 million of debt outstanding at September 30, 1999, with $509 million maturing prior to December 31, 2000, including $221 million of bank borrowings due March 31, 2000. The Company expects to repay these amounts by refinancing and/or raising capital.

      Maintaining appropriate levels of statutory policyholders' surplus is considered important by the Company's management, state insurance regulatory authorities and the agencies that rate the insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory policyholders' surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings. In the third quarter of 1999, Standard and Poor's and Moody's Investor Service placed the ratings of the Company's senior notes, senior subordinated debentures and the claims paying rating of Reliance Insurance Company on credit watch with negative implications. In addition, A.M. Best & Company ("Best") placed the "A- (Excellent)" rating of Reliance Insurance Company under review with negative implications. The Company believes that any downgrade in its Best rating would adversely affect its ability to underwrite certain lines of business.

      According to various rating agencies, these actions were taken due to uncertainty relating to the Company's exposure in the "Unicover" workers' compensation reinsurance facility, the Company's ability to accomplish its capital raising objectives and refinancing of its debt in light of the continued uncertainty with Unicover. The Company has entered into settlement discussions and believes that there is a reasonable likelihood that these discussions will result in contingent settlement agreements. (See note 11 to the unaudited consolidated financial statements for a discussion of the "Unicover" exposure.) The Company has also initiated a number of capital raising activities. However, there can be no assurance that it will be able to satisfactorily address the concerns of the rating agencies.

      The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. See note 12 to the unaudited consolidated financial statements for further discussion.

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

      In the third quarter of 1999, the Company completed the transfer of the data from one noncompliant claims processing system to a year 2000 compliant system, the replacement of another claims processing system, and a second round of compliance assurance testing on certain of its claims and premiums processing systems and corporate financial recording and reporting systems. All of the Company's claims and premiums processing systems and corporate financial recording and reporting systems either have been remediated or replaced and the Company believes they are year 2000 compliant. In addition, the Company in the third quarter of 1999 completed the remediation, and the compliance assurance testing, of certain of its actuarial systems. The Company believes its actuarial systems are year 2000 compliant.

      Third Party Information Technology. Even if all of the Company's computer systems and software products are year 2000 compliant, the failure of third parties with whom the Company does significant business to be year 2000 compliant could materially adversely affect the financial position, results of operations or cash flows of the Company. Accordingly, as part of its year 2000 process, the Company has completed its process of identifying certain third parties with whom the Company does significant business to determine whether such third parties are, or will be, year 2000 compliant. The Company sent year 2000 compliance questionnaires to its property managers, third party administrators, major reinsurers, reinsurance intermediaries, insurance brokers and agents, employee benefit providers, government and private agencies to which the Company electronically transmits, and from which the Company electronically receives, financial and other information, and to financial institutions and other vendors with which the Company does significant business. The Company also conducted systems testing with certain of these third parties, a process which it completed in the third quarter of 1999.

      In assessing the year 2000 readiness of the third parties who responded to its inquiries, the Company relied on the statements of such third parties and in most cases did not independently verify the accuracy of such statements. Of the responses that the Company has received to date, no third party has advised the Company that it has a year 2000 issue that would have a material adverse effect on the Company. While the Company has taken, and is taking, what it believes are appropriate safeguards based on the assumption that the information provided by third parties who have responded is accurate, there can be no assurances that the failure of such third parties to be year 2000 compliant will not have a material adverse effect on the Company's financial position, results of operations or cash flows in future financial periods, if the information provided by such third parties is not accurate.

      Of the approximately 1,350 third parties of whom the Company has made inquiries, approximately eleven percent did not respond, and approximately ten percent responded in a manner that the Company believes requires follow-up. The Company is continuing to follow up with such third parties.

      Contingency Plans. As part of the Company's year 2000 process, the Company's business units were asked to formulate contingency plans to deal with situations in which various systems of the Company, or of third parties with whom the Company does business, are not year 2000 compliant. The contingency plans produced by the Company address matters including alternative means of recording and processing information if the Company's computer systems could not process information due to a year 2000 problem, alternative means of transmitting information if the Company's e-mail system and fax machines were rendered unusable due to a year 2000 problem, and alternative supply and distribution channels if selected key business partners were unavailable due to a year 2000 problem. Both the process of completing contingency plans and the review of such plans by the Company's year 2000 program office were substantially completed in the third quarter of 1999.

      Costs. Through September 30, 1999, the Company had incurred $6.6 million to address the year 2000 issue and expects to incur additional costs of $1.0 million. The Company has increased the estimate of total expected costs set forth in its June 30, 1999 Quarterly Report on Form 10-Q by an additional $200,000. This increase is attributable, in part, to increases in the cost of completing the second round of compliance assurance testing.

      Insurance Policies. As an insurer, the Company may incur losses and loss adjustment expenses (including attorneys' fees and other legal expenses) arising from property and casualty insurance claims by its insureds, who may incur losses or expenses as a result of the failure of such insureds, or the customers or vendors of such insureds, to be year 2000 compliant. The Company has received notice of a small number of potential claims, and actual claims, from its insureds, and is reviewing its exposures, if any, under these policies. The Company is continuing to review its exposures under its other policies with respect to year 2000 noncompliance by its insureds, and the third parties who do business with its insureds, through various means which include communications with insureds and distribution of year 2000 written questionnaires. The Company has implemented what it believes to be appropriate strategies to manage and mitigate such exposures including, without limitation, policy exclusions and reinsurance. However, because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insureds will incur losses or expenses, the amount of the losses or expenses or whether any such losses or expenses would be covered under the Company's insurance policies.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            27. Financial Data Schedule.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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





Date: November 15, 1999                /s/ George E. Bello
      -----------------                ----------------------------------------
                                       George E. Bello
                                       Executive Vice President and Controller
                                       (Chief Accounting Officer)