Form 10-K
period 1999-12-31
RELIANCE GROUP HOLDINGS INC
filed 2000-03-30
CIK 356395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-8278

                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.10 Par Value                      New York Stock Exchange and Pacific Exchange
         9% Senior Notes, Due November 15, 2000                           New York Stock Exchange
         9 3/4% Senior Subordinated Debentures,
                 Due November 15, 2003                                    New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 15, 2000, 116,166,281 shares of the common stock of Reliance Group Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $240,856,457.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (1) Reliance Group Holdings, Inc. 1999 Annual Report--Parts I, II and IV.

     (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2000--Part III.

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

     Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States. The Reliance Insurance Group consists of Reliance National, Reliance Insurance, Reliance Personal, Reliance Reinsurance and Reliance Surety. Reliance National offers, through brokers and agents, a broad range of commercial property and casualty insurance products and services primarily for large companies and specialty lines customers. Reliance National also offers, through agents, smaller account workers' compensation insurance, as well as insurance programs for groups with common insurance needs. Reliance National selects market segments where it can provide specialized coverages and services. It conducts business nationwide and in certain international markets. In 1999, Reliance National accounted for 41% of the net premiums written by the Reliance Insurance Group. Reliance Insurance provides, through agents and brokers, commercial property and casualty insurance coverages for mid-sized companies primarily in the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks. In 1999, Reliance Insurance accounted for 27% of the net premiums written by the Reliance Insurance Group. Reliance Personal writes personal automobile insurance through agents in both the non-standard and standard markets. Reliance Reinsurance offers, primarily through brokers, treaty and facultative reinsurance for small to medium sized regional and specialty insurance companies located in the United States. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States and conducts its business through agents and brokers. On February 29, 2000, the Company announced that it had reached an agreement in principle to sell its surety operations to Travelers Property Casualty Corp. for $580 million in cash. The transaction, which is subject to the negotiation and execution of definitive agreements and customary corporate and regulatory approvals, is expected to close in the second quarter of 2000.

     On February 29, 2000, the Company announced that it will consolidate the corporate infrastructure and business units, which is expected to result in approximately $80 million in annualized expense savings. In conjunction with the consolidation effort, the Company expects to incur a restructuring charge in the first half of 2000. In addition, the Company expects, under certain circumstances, to incur a pretax charge of approximately $18.0 million in 2000 related to its capital raising initiatives. On February 29, 2000 the Company also announced suspension of its quarterly cash common stock dividend.

     RCG Information Technology provides computer-related services to corporate clients primarily in the United States and had revenues of $230.7 million in 1999.

     Business segment information for the years ended December 31, 1999, 1998 and 1997 is set forth in Note 19 to the Consolidated Financial Statements, which information is incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ("GAAP") unless otherwise specified.

     The Company owns all of the common stock of Reliance Financial Services Corporation ("Reliance Financial") which in turn owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 9 to the Consolidated Financial Statements, which information is incorporated herein by reference. Reliance Insurance Company indirectly owns all of the common stock of RCG Information Technology.

OPERATING UNITS

     Property and Casualty Insurance. The following table sets forth the amount of net premiums written in each line of business for the years ended December 31, 1999, 1998 and 1997 by Reliance National, Reliance Insurance, Reliance Personal, Reliance Reinsurance and Reliance Surety.

                                             1999                                     1998                             1997
                            --------------------------------------  ----------------------------------------  ----------------------
                            RELIANCE   RELIANCE                     RELIANCE     RELIANCE                     RELIANCE     RELIANCE
                            NATIONAL   INSURANCE  OTHER(1)  TOTAL   NATIONAL(2)  INSURANCE  OTHER(1)  TOTAL   NATIONAL(2)  INSURANCE
                            ---------  ---------  --------  ------  -----------  ---------  --------  ------  -----------  ---------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
Workers' Compensation......  $   261     $ 197      $ --    $  458    $   156      $ 148      $ --    $  304     $ 128       $ 148
Personal Auto(3)...........       --        --       346       346         --         --       227       227        --          --
Commercial Auto............       85       203        --       288        109        226        --       335        97         198
General Liability..........      176        79        --       255        347        118        --       465       311         112
Reinsurance................       --        --       247       247         --         --       217       217        --          --
Surety.....................       --        --       213       213         --         --       204       204        --          --
Multiple Peril.............       29       184        --       213         17        209        --       226        18         203
Accident and Health........      190        --        --       190        154         --        --       154        92          --
Ocean and Inland Marine....      162         7        --       169        126         41        --       167       150          41
Fire and Allied............       83        18        --       101         36         24        --        60        20          26
Other......................       75         5        --        80         69          9         1        79        73          12
                             -------     -----      ----    ------    -------      -----      ----    ------     -----       -----
    Total..................  $ 1,061     $ 693      $806    $2,560    $ 1,014      $ 775      $649    $2,438     $ 889       $ 740
                             -------     -----      ----    ------    -------      -----      ----    ------     -----       -----
                             -------     -----      ----    ------    -------      -----      ----    ------     -----       -----
Percent of Total...........       41%       27%       32%      100%        42%        32%       26%      100%       43%         36%
                             -------     -----      ----    ------    -------      -----      ----    ------     -----       -----
                             -------     -----      ----    ------    -------      -----      ----    ------     -----       -----


                             OTHER(1)  TOTAL
                             --------  ------

Workers' Compensation......    $ --    $  276
Personal Auto(3)...........      99        99
Commercial Auto............      --       295
General Liability..........      --       423
Reinsurance................     159       159
Surety.....................     177       177
Multiple Peril.............      --       221
Accident and Health........      --        92
Ocean and Inland Marine....      --       191
Fire and Allied............      --        46
Other......................       2        87
                               ----    ------
    Total..................    $437    $2,066
                               ----    ------
                               ----    ------
Percent of Total...........      21%      100%
                               ----    ------
                               ----    ------

------------------
(1) Consists of Reliance Personal, Reliance Reinsurance, Reliance Surety, and Other.

(2) Restated to exclude Reliant, a nonstandard auto insurer, which is now part of Reliance Personal.

(3) Represents combination of Reliant and personal auto insurance marketed through direct channels.

     For information about the net premiums earned, underwriting gain (loss) and combined ratios for the years ended December 31, 1999, 1998 and 1997 for Reliance National, Reliance Insurance, Reliance Personal, Reliance Reinsurance and Reliance Surety see "Reliance Group Holdings, Inc. and Subsidiaries Financial Review" on page 23 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference.

     The following table sets forth underwriting results for the Reliance Insurance Group for the years ended December 31, 1999, 1998 and 1997.

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1999        1998        1997
                                                                        --------    --------    --------
                                                                          (IN MILLIONS, EXCEPT RATIOS)
Net premiums written.................................................   $2,560.4    $2,438.3    $2,065.8
Underwriting loss(1).................................................     (788.4)      (52.1)      (31.7)
Combined ratio.......................................................      124.3%      102.1%      100.9%

------------------
(1) Includes, for 1999, a charge of $170.8 million relating to the settlement of issues involving the Unicover workers' compensation reinsurance facility, a charge of $254.3 million to increase net loss reserves for policies issued in prior years and a charge of $132.1 million representing the cost of ceding to reinsurers losses under various stop loss treaties. Catastrophe claims (net of reinsurance) for the years ended December 31, 1999, 1998 and 1997 of $74.8 million, $33.3 million, and $11.1 million, respectively.

     The following table sets forth certain financial information of the Reliance Insurance Group based upon statutory accounting practices and shareholder's equity of Reliance Insurance Company, the principal operating subsidiary of the Company, based upon GAAP (in thousands):

                                                             STATUTORY ACCOUNTING                                   GAAP
                                 ----------------------------------------------------------------------------   -------------
                                    NET                                   TOTAL                     POLICY-        COMMON
YEAR ENDED                        PREMIUMS     UNEARNED       LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,                      WRITTEN      PREMIUMS     RESERVES      ASSETS     LIABILITIES    SURPLUS        EQUITY
-------------------------------  ----------   ----------   ----------   ----------   -----------   ----------   -------------
1999...........................  $2,572,433   $1,166,214   $3,292,006   $7,198,751   $ 5,954,748   $1,244,003    $ 1,523,132
1998...........................   2,464,813    1,117,095    3,175,171    6,665,158     4,917,733    1,747,425      1,916,051
1997...........................   2,081,991      980,146    3,172,266    5,955,177     4,652,687    1,302,490      1,704,256

     The Reliance Insurance Group writes insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. In 1999, California, New York, Florida, Texas and Pennsylvania accounted for approximately 14%, 10%, 8%, 6% and 5%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Insurance Group. The Reliance Insurance Group writes insurance primarily through agents and brokers.

     The Reliance Insurance Group also writes insurance in Europe through Reliance National offices in the United Kingdom, the Netherlands, Sweden, Spain, Germany and Switzerland, in the Americas through Reliance National offices in Canada, Mexico, Argentina and Brazil, in the Pacific Rim through a Reliance National office in Singapore, and in Asia through a joint venture insurance operation in Hong Kong called Reliance HKCB Insurance Company Ltd. The Reliance Insurance Group also writes insurance in Africa through a Reliance National office in South Africa. In addition, the Reliance Insurance Group has cooperation agreements between Reliance National and each of Huatai Insurance Company and Tian An Insurance Company, both in China. The Reliance Insurance Group's foreign-sourced net written premiums were $339.9 million, $284.2 million and $271.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Aon Group, Inc., a worldwide insurance brokerage firm, produced 10.8% of the direct premiums written in 1999 by the Reliance Insurance Group.

     In the third quarter of 1999, A.M. Best & Company ("Best"), publisher of Best's Insurance Reports, Property-Casualty, placed the "A- (Excellent)" rating of Reliance Insurance Company under review with negative implications, and Standard and Poor's ("S&P") and Moody's Investor Service ("Moody's") placed the ratings of the Company's senior notes, senior subordinated debentures and the claims paying rating of Reliance Insurance Company on credit watch with negative implications. S&P also lowered its rating of the claims paying ability of the Reliance Insurance Group from "A" to "A-minus" in the third quarter of 1999.

     According to these rating agencies, these actions were taken due to uncertainty relating to the Company's exposure in the Unicover workers' compensation reinsurance facility (as discussed below under the heading "Insurance Ceded and Assumed") and the Company's ability to accomplish its capital raising objectives and refinancing of its debt. Subsequent to these actions, the Company has made substantial progress in resolving these uncertainties. In January 2000, the Company reached settlements with various parties with respect to Unicover. In addition, the Company on February 29, 2000 announced a series of strategic and financial actions designed to strengthen its capital base, including the sale of its surety operations, the extension of the maturity date of its bank borrowings until August 31, 2000, and the suspension of cash dividends on the Company's common stock. As a result of these developments, Best, on February 29, 2000, improved the status of Reliance Insurance Company from "under review with negative implications" to "under review with developing implications." Best has indicated its intention to reaffirm Reliance Insurance Company's "A- (Excellent)" rating upon the successful completion of the Company's capital-enhancement program. On March 2, 2000, S&P announced that it had removed its Reliance ratings from its credit watch and affirmed these ratings with negative outlook. On March 24, 2000, Moody's lowered its ratings of the Company's senior notes and senior subordinated debentures, but confirmed the claims paying rating of Reliance Insurance Group.

     Best's ratings are based on an analysis of the financial strength, operating performance and market profile of an insurance company as they relate to Best's quantitative and qualitative standards. An "A- (Excellent)" rating is assigned to those companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by Best. The Company believes that any downgrade in its Best rating would adversely affect its ability to underwrite certain lines of business. S&P assigns its "A minus" rating to those companies which have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. Moody's has assigned a rating of "Baa2" to the claims paying ability of the Reliance Insurance Group. A "Baa" rating is assigned to insurance companies which offer adequate financial security, but whose protective elements may be lacking or characteristically unreliable over any great length of time. The Best, S&P and Moody's ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

     Reliance National. Reliance National offers a broad range of commercial insurance products and services on a primary basis, with a focus on large accounts and specialty lines customers. Reliance National selects market segments where it can provide specialized coverages, such as directors and officers liability insurance, or specialized services, such as providing captive insurance arrangements to the alternative risk markets. It also provides traditional commercial insurance products. In 1999, Reliance National accounted for 41% of the net premiums written by the Reliance Insurance Group. Reliance National, which conducts business nationwide and in certain international locations, is headquartered in New York City and has 53 offices in 16 states and 21 countries. Reliance National distributes its products through insurance brokers and agents. Net premiums written by Reliance National were $1.1 billion, $1.0 billion and $889.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Reliance National is organized into eight major divisions as follows:

     o Casualty Risk Services, Reliance National's largest division, which writes workers' compensation, commercial automobile and general liability coverages primarily to Fortune 1,000 companies and the construction industry. These coverages are primarily provided on a large deductible basis and to the alternative risk markets through captive reinsurance arrangements.

     o International, which writes predominantly commercial casualty and property insurance products, including commercial automobile and specialized coverages such as excess casualty, directors and officers liability insurance, fidelity insurance and accident and health coverage in certain international markets. This division also writes ocean marine coverages in domestic and international markets.

     o Accident and Health, which writes high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Property/Custom Casualty, which primarily writes commercial property, casualty and inland marine coverages focusing on excess and specialty commercial accounts.

     o Excess and Surplus Lines, which primarily writes professional liability insurance to architects, engineers, lawyers, healthcare providers, insurance agents and brokers, and miscellaneous other professionals, and also writes excess and umbrella coverages.

     o Financial Products, which writes directors and officers liability insurance, financial services insurance, errors and omissions insurance, employment practices liability insurance and fidelity in the domestic market.

     o CyberComp, which utilizes the Internet to write, through agents, guaranteed cost workers' compensation coverages for smaller accounts.

     o Credit Insurance, which commenced the writing of premiums in 1999 and which writes a range of consumer insurance products including credit life insurance, disability insurance, unemployment insurance and warranty coverage.

     In connection with the consolidation of the operations of its corporate infrastructure and business units, the Company is in the process of reviewing Reliance National's divisions to determine to what extent such operations can be consolidated with other operations of the Reliance Insurance Group.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, policies written on a large deductible basis and by purchasing reinsurance. Policies written on a "claims-made" basis accounted for approximately 17%, 24% and 25% of Reliance National's net premiums written during 1999, 1998 and 1997, respectively. Policies written on a "claims-made" basis provide coverage only for claims made against the insured during the policy period or within an established reporting period, as opposed to "occurrence" policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the "long tail" nature of the risks insured. Policies written on a large deductible basis accounted for approximately 10% of Reliance National's net premiums written in each of 1999, 1998 and 1997. Under policies written on a large deductible basis, the insured pays, or reimburses the insurer for, all of its losses up to the deductible amount. Under a large deductible policy, the insured may also pay for a portion of the allocated loss adjustment expenses within the deductible amount. The use of large deductible policies results in lower premiums and losses for Reliance National as payments or reimbursements for losses made by an insured under a large deductible policy are generally not considered premiums or losses to an insurer. With large deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with large deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance conducts business through 36 offices in 22 states and the District of Columbia and distributes its products through approximately 3,400 agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 100 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including commercial automobile, multiple peril, workers' compensation, general liability and property. In 1999, Reliance Insurance accounted for 27% of the net premiums written by the Reliance Insurance Group. Reliance Insurance is headquartered in Philadelphia and operates nationwide and in Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $693.2 million, $775.5 million and $740.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Reliance Insurance's three major divisions are:

     o Commercial Accounts, which generally focuses on accounts with annual premiums of up to $1 million. This division writes a broad range of traditional commercial coverages, primarily on a guaranteed cost basis.

     o Specialty, which provides underwriting for industry segments with special exposures and writes the following specific business segments: public entities, social services and specialty automobile.

     o Large Accounts primarily provides workers' compensation coverage and generally focuses on accounts with annual premiums in excess of $1 million where it is able to offer more flexible programs through captive reinsurance arrangements and through the use of large deductible policies. Approximately 21% of Large Accounts' business in 1999 was written on a large deductible and retrospectively rated basis. Accounts with large deductible and retrospectively rated policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     In connection with the consolidation of the operations of its corporate infrastructure and business units, the Company is in the process of reviewing Reliance Insurance's divisions and offices to determine to what extent such operations can be consolidated with other operations of the Reliance Insurance Group.

     Reliance Personal. Reliance Personal was created in March 1999 by consolidating Reliant, a non-standard automobile insurance operation formerly part of Reliance National, with Reliance Direct, an operating division that was a direct writer of personal automobile insurance. Reliance Personal is headquartered in Cleveland and conducts business in 18 states through 42 offices and distributes its products through approximately 8,200 agents and brokers. Net premiums written by Reliance Personal were $346.1 million, $226.8 million and $99.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1999, the Company entered into an asset purchase agreement pursuant to which it transferred substantially all of the assets and non-insurance liabilities of Reliance Direct to a third party. In addition, through reinsurance and other arrangements, effective January 15, 2000, the Company transfered all of Reliance Direct's liabilities for unearned premium and related insured losses, as well as the renewal rights to in-force policies. The gain from this transaction, which will be recognized in 2000, is not significant.

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on primarily a treaty (blocks of risk) and also a facultative (individual risks) basis and property reinsurance on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, it typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative risk markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the "lower layers", the first $1 million of primary coverage. Reliance Reinsurance conducts its business nationwide and is headquartered in Philadelphia. Net premiums written by Reliance Reinsurance were $247.2 million, $217.3 million and $159.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes commercial surety, financial institution and commercial fidelity bonds. Reliance Surety recently established a Specialty Division to serve the large contractor market. Its Firemark and Express Surety operations target smaller contractors and accounts, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and generally conducts business nationwide and in Europe through 35 offices and distributes its products through approximately 3,500 agents and brokers. Net premiums written by Reliance Surety were $213.4 million, $204.4 million and $176.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     On February 29, 2000, the Company announced that it had reached an agreement in principle to sell its surety operations to Travelers Property Casualty Corp. for $580 million in cash. The transaction, which is subject to the negotiation and execution of definitive agreements and customary corporate and regulatory approvals, is expected to close in the second quarter of 2000.

     Information Technology Consulting Services. RCG Information Technology provides a range of information technology services to corporate clients primarily in the United States, including clients in the following sectors: financial services, energy, computer services, health care, pharmaceuticals, telecommunications, public entities, publishing, electronics, travel and food and beverage. Such services include: e-solutions, customer relationship management, application management, data warehousing, enterprise resource planning, and staff augmentation. RCG Information Technology has 21 offices in the United States, a business office in the Philippines and a recruiting office in South Africa. RCG Information Technology recruits computer professionals both in the United States and internationally to meet demands for its services, and has established recruiting capabilities through its domestic offices and its overseas offices. RCG Information Technology had revenues of $230.7 million, $247.7 million and $191.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

INSURANCE CEDED AND ASSUMED

     The Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). In addition, the Company utilized various stop-loss treaties to which it has ceded significant amounts of premiums and losses in 1999. Limits and retentions, which may change from time to time, are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, and market terms, conditions and capacity. Where appropriate, the Reliance Insurance Group limits its exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, the Reliance Insurance Group purchases additional facultative reinsurance to further reduce its retentions below treaty levels.

     The Reliance Insurance Group also assumes insurance ceded from other insurers. The total premiums assumed from other insurers were $863.8 million, $633.6 million (which excludes premiums related to the workers' compensation insurance program created and managed by Unicover Managers, Inc.) and $494.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $2.7 billion, $2.2 billion (which excludes premiums related to the workers' compensation insurance program created and managed by Unicover Managers, Inc.) and $1.9 billion in 1999, 1998 and 1997, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds or cedents, even though the reinsuring company assumes the related liability. At December 31, 1999, the Reliance Insurance Group had aggregate reinsurance recoverables of $6.3 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. The Reliance

Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash, to secure recoverables from unauthorized reinsurers.

     In 1998, the Company entered into reinsurance fronting arrangements as part of a workers' compensation insurance facility created and managed by Unicover Managers, Inc. ("Unicover"), a third party manager of reinsurance pools. Under these arrangements, the Company reinsured workers' compensation policies, the occupational accident portion of which was then 100 percent retroceded to a number of retrocessional reinsurers. In 1999, two of the Company's retrocessional reinsurers, Sun Life Assurance Company of Canada ("Sun Life") and Phoenix Home Life Mutual Insurance Company ("Phoenix"), sought to rescind their retrocessional reinsurance contracts with the Unicover pool and facilities, including the Reliance facility.

     On January 21, 2000, the Company concluded settlements with various insurance and reinsurance companies to resolve outstanding issues relating to Unicover. The settlements were reached with the Company's retrocessional reinsurers, including Sun Life, Phoenix, and Cologne Life Reinsurance Company, and all of the insurance companies that purchased reinsurance from the Reliance Unicover facility. As a result of the settlements, the Company has taken a pre-tax charge in 1999 of $170.8 million which includes $3.8 million for various costs and expenses relating to the Unicover facility. This charge also includes $20.0 million for the settlement regarding the Company's participation in the Lincoln National facility managed by Unicover.

     In 1999, the Reliance Insurance Group did not cede more than 5% of gross written premiums to any one reinsurer and no one reinsurer accounted for more than 10% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1999 ceded premiums, are as follows:

                                                                              1999
                                                                              CEDED          BEST
                                                                             PREMIUM        RATING
                                                                           -------------    ------
                                                                           (IN MILLIONS)
American Re-Insurance Company...........................................     $ 245,187      A++
NAC Reinsurance Corporation.............................................       160,519      A+
Swiss Reinsurance America Corporation...................................       159,172      A+
Employers Reinsurance Corporation.......................................        78,741      A++
Sun Life Assurance Company of Canada....................................        74,970      A++
Hertz International Reinsurance Ltd.....................................        58,815      (1)
Zurich Reinsurance Group................................................        54,122      A+
Hannover Reinsurance Ltd................................................        48,300      A+
General Reinsurance Corporation.........................................        46,577      A++
Gerling Global Reinsurance Corporation..................................        43,876      A

------------------
(1) An unrated captive insurer that is not affiliated with the Company. Recoverables from such reinsurer are collateralized to the extent of predicted losses.

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

PROPERTY AND CASUALTY LOSS RESERVES

     The Reliance Insurance Group's staff of actuaries regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

     The following tables present information relating to the liability for unpaid claims and related expenses ("loss reserves") for the Reliance Insurance Group. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1999, 1998 and 1997.

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1999          1998          1997
                                                            ----------    ----------    ----------
                                                                        (IN THOUSANDS)
Loss reserves, beginning of year.........................   $7,016,586    $6,559,508    $6,048,240
  Less reinsurance recoverables..........................    3,796,540     3,317,190     2,736,634
                                                            ----------    ----------    ----------
Net loss reserves, beginning of year.....................    3,220,046     3,242,318     3,311,606
                                                            ----------    ----------    ----------
Provision for policy claims and related expenses:
  Provision for insured events of the current year.......    1,856,774     1,549,907     1,299,066
Increase (decrease) in provision for insured events
  of prior years.........................................      254,298       (32,959)      (35,980)
                                                            ----------    ----------    ----------
     Total provision.....................................    2,111,072     1,516,948     1,263,086
                                                            ----------    ----------    ----------
Payments for policy claims and related expenses:
  Attributable to insured events of the current year.....      621,569       490,146       367,763
  Attributable to insured events of prior years..........    1,371,242     1,046,583       963,135
                                                            ----------    ----------    ----------
     Total payments......................................    1,992,811     1,536,729     1,330,898
                                                            ----------    ----------    ----------
Foreign currency translation.............................        1,347        (2,491)       (1,476)
                                                            ----------    ----------    ----------
Net loss reserves, end of year...........................    3,339,654     3,220,046     3,242,318
  Plus reinsurance recoverables..........................    4,946,323     3,796,540     3,317,190
                                                            ----------    ----------    ----------
Loss reserves, end of year...............................   $8,285,977    $7,016,586    $6,559,508
                                                            ----------    ----------    ----------
                                                            ----------    ----------    ----------

     The provision for insured events of prior years in 1999 of $254.3 million (net of losses ceded to reinsurers under various stop-loss treaties) resulted from updated information and subsequent developments. Regularly scheduled actuarial loss reserve reviews in the second quarter of 1999 revealed significant deterioration in a number of lines and programs. As a result of this updated information, the Company hired an independent actuarial firm to assist in its loss reserve reviews. The results of these reviews led the Company to conclude that an increase in loss reserves during 1999 was appropriate. The increase in loss reserves for the full year 1999 was comprised of the following:

     o Construction defect claims, arising mostly out of California. In the second quarter, the Company completed an actuarial study of these claims, utilizing methodologies provided by an independent actuarial firm. Actuarial analysis of these types of claims is particularly complex due to the protracted claims settlement process, as well as a widening interpretation of what constitutes insurance coverage that the courts have applied to these cases.

     o Property, marine and aviation lines, resulting from higher than expected losses reported to the Company on assumed reinsurance treaties. The Company has decided to non-renew the majority of these treaties.

     o Business written by a program manager, which provided commercial automobile coverage to hazardous waste haulers and general liability coverage to entities with environmental exposures. The Company's second quarter 1999 actuarial study of this program revealed recent price deterioration and an unusual amount of recent loss activity. The Company no longer writes this program.

     o Adverse development in other lines of business, primarily commercial automobile where loss activity was higher than expected.

     The provision for policy claims and related expenses for 1998 and 1997 included favorable development in workers' compensation and surety lines of business partially offset by adverse development in the commercial automobile line. The redundancy in workers' compensation is due, in part, to favorable development in retrospectively rated policies, which was more than offset by a corresponding reduction in premiums earned. The 1998 redundancy also includes favorable development in the general liability and multiple peril lines of business and adverse development in the ocean marine line of business.

The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Insurance Group. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A deficiency exists when the original loss reserve estimate is less than the reestimated loss reserve and a redundancy exists when the original loss reserve is greater than the reestimated loss reserve at December 31, 1999. A deficiency or redundancy indicates the cumulative percentage change, as of December 31, 1999, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. The table includes provisions specifically made to strengthen prior-years' loss reserves in 1999, 1996 and in 1991. The Company's loss reserves from 1989 to 1998 had been adversely affected by a number of factors including: (i) a widening interpretation of what constitutes a covered claim particularly in the areas of construction defects and environmental pollution and asbestos coverages; (ii) significant increases in claim settlements including continued adverse development in the commercial automobile line of business; and (iii) the more frequent resort to litigation in connection with claims.

                                                                             December 31,
                                    ----------------------------------------------------------------------------------------------
                                       1999        1998        1997        1996        1995        1994        1993        1992
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                  (In thousands, except percentages)
Net liability for unpaid claims
  andrelated expenses (loss
  reserves)(1)..................... $3,339,654  $3,220,046  $3,242,318  $3,311,606  $3,179,435  $3,127,781  $2,931,528  $2,702,992
Net liability reestimated as of:
  One year later...................         --      107.9%       99.0%       98.9%      104.4%      101.2%      100.8%      101.5%
  Two years later..................         --          --      100.5%       97.3%      104.4%      104.8%      101.7%      103.1%
  Three years later................         --          --          --       96.6%      102.5%      103.6%      104.2%      104.0%
  Four years later.................         --          --          --          --      101.2%      101.3%      103.0%      107.2%
  Five years later.................         --          --          --          --          --      100.8%      100.7%      106.2%
  Six years later..................         --          --          --          --          --          --      100.2%      103.9%
  Seven years later................         --          --          --          --          --          --          --      104.0%
  Eight years later................         --          --          --          --          --          --          --          --
  Nine years later.................         --          --          --          --          --          --          --          --
  Ten years later..................         --          --          --          --          --          --          --          --
  Redundancy (Deficiency)..........                  (7.9%)      (0.5%)       3.4%       (1.2%)      (0.8%)      (0.2%)      (4.0%)
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Paid (cumulative) as of:
  One year later...................         --       42.6%       32.3%       29.1%       29.2%       27.8%       26.6%       28.7%
  Two years later..................         --          --       55.6%       48.6%       48.7%       46.8%       44.9%       48.0%
  Three years later................         --          --          --       62.9%       62.2%       59.8%       58.4%       61.1%
  Four years later.................         --          --          --          --       71.8%       69.1%       67.3%       70.5%
  Five years later.................         --          --          --          --          --       75.2%       73.7%       76.5%
  Six years later..................         --          --          --          --          --          --       78.1%       80.9%
  Seven years later................         --          --          --          --          --          --          --       84.0%
  Eight years later................         --          --          --          --          --          --          --          --
  Nine years later.................         --          --          --          --          --          --          --          --
  Ten years later..................         --          --          --          --          --          --          --          --


                                        1991        1990        1989
                                     ----------  ----------  ----------
Net liability for unpaid claims
  andrelated expenses (loss
  reserves)(1).....................  $2,375,235  $1,893,421  $1,962,822
Net liability reestimated as of:
  One year later...................      101.3%      114.4%      104.8%
  Two years later..................      104.4%      115.2%      117.0%
  Three years later................      105.7%      119.6%      118.2%
  Four years later.................      106.7%      120.7%      120.9%
  Five years later.................      110.5%      122.0%      122.2%
  Six years later..................      109.7%      127.0%      123.8%
  Seven years later................      107.8%      126.2%      129.1%
  Eight years later................      108.1%      124.9%      128.5%
  Nine years later.................          --      125.6%      127.4%
  Ten years later..................          --          --      128.4%
  Redundancy (Deficiency)..........       (8.1%)     (25.6%)     (28.4%)
                                     ----------  ----------  ----------
Paid (cumulative) as of:
  One year later...................       29.0%       36.6%       40.7%
  Two years later..................       48.6%       57.9%       65.4%
  Three years later................       62.1%       72.8%       82.2%
  Four years later.................       71.6%       83.0%       91.3%
  Five years later.................       78.1%       90.3%       97.8%
  Six years later..................       82.7%       95.5%      103.1%
  Seven years later................       86.2%       99.2%      106.8%
  Eight years later................       88.8%      102.2%      109.9%
  Nine years later.................          --      104.7%      112.3%
  Ten years later..................          --          --      112.1%

------------------
(1) The gross liability for unpaid claims and related expenses was $8.3 billion at December 31, 1999. The gross liability for unpaid claims and related expenses for years 1998 and prior was deficient by $520.1 million at December 31, 1999.

     The difference between the property and casualty liability for loss reserves at December 31, 1999 and 1998 reported in the Consolidated Financial Statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------    ----------
                                                                      (IN THOUSANDS)
Net liability reported under statutory accounting practices...
                                                                  3,292,006    $3,175,171
  Adjustment for GAAP basis accrual of estimated salvage and
     subrogation recoveries...................................      (14,252)      (16,325)
Additional discount of workers' compensation reserves.........       61,900        61,200
                                                                 ----------    ----------
Net liability reported on a GAAP basis........................   $3,339,654    $3,220,046
                                                                 ----------    ----------
                                                                 ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1999 and 1998 reported in the Consolidated Financial Statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ----------    ----------
                                                                      (IN THOUSANDS)
Liability reported under statutory accounting practices.......   $8,003,530    $6,806,429
Adjustment for GAAP basis accrual of estimated salvage and
  subrogation recoveries......................................      (19,853)      (21,925)
Additional discount of workers' compensation reserves.........      302,300       232,082
                                                                 ----------    ----------
Liability reported on a GAAP basis............................   $8,285,977     7,016,586
                                                                 ==========    ==========

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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Insurance Group applies a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending levels of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In 1999, the Company experienced a significant provision for insured events of prior years. See page 8 for further discussion. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The establishment of loss reserves makes no provision for the broadening of coverage by legislative action or judicial interpretation or for extraordinary future emergence of new classes of losses not sufficiently represented in the Reliance Insurance Group's historical data base, or which are not yet able to be quantified. The Reliance Insurance Group regularly analyzes its reserves and reviews its pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. However, given the complexity of this process, reserves require continual updates and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because long tail claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variation in loss development is more likely in long tail lines of business. The Reliance Insurance Group attempts to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis. The Reliance Insurance Group also limits potential losses through the extensive use of reinsurance.

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

     In calculating the liability for loss reserves, the Reliance Insurance Group discounts both direct workers' compensation pension claims and the reserves for claims assumed through the participation of the Reliance Insurance Group in the National Workers' Compensation Reinsurance Pool and the Workers' Compensation Reinsurance Pool, which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. The discounting of such claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $174.1 million, $197.3 million and $216.7 million at December 31, 1999, 1998 and 1997, respectively. The discount in 1999 was decreased by $13.1 million in addition to discount amortization of $10.1 million, resulting in a decrease in pre-tax income of $23.2 million. The discount in 1998 was decreased by $9.7 million, in addition to discount amortization of $9.7 million, resulting in a decrease of pre-tax income of $19.4 million. The discount in 1997 was decreased by $0.5 million, in addition to discount amortization of $12.8 million, resulting in a decrease in pre-tax income of $13.3 million. These decreases in pre-tax income for 1998 and 1997 were more than offset by favorable prior period reserve development in workers' compensation.

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

     Included in the liability for loss reserves at December 31, 1999 are $188.2 million ($168.2 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 for the years ended December 31, 1999, 1998 and 1997:

                                                                             DECEMBER 31,
                                                                   --------------------------------
                                                                     1999        1998        1997
                                                                   --------    --------    --------
                                                                            (IN THOUSANDS)
Net loss reserves, beginning of year............................   $163,788    $185,836    $208,456
Provision for policy claims and related expenses................     23,100          --          --
Payments for policy claims and related expenses.................    (18,710)    (22,048)    (22,620)
                                                                   --------    --------    --------
Net loss reserves, end of year..................................   $168,178    $163,788    $185,836
                                                                   --------    --------    --------
                                                                   --------    --------    --------

     In 1999, the Company increased its loss reserves for asbestos claims based on a review of asbestos payments over the past several years, as well as a review by an independent actuarial firm. Of this $23.1 million increase, $15.1 million relates to primary business and $8.0 million relates to assumed reinsurance and pools.

     Included in the December 31, 1999 net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 are $52.5 million of loss costs for claims incurred but not reported, $49.6 million of loss costs for reported claims and $66.1 million of related expenses.

     The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding for business written in or before 1987:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                               1999    1998
                                                                               ----    ----
Number of insureds with outstanding claims, beginning of year...............    302     345
Additional insureds with claims during the year.............................    186     178
Insureds with closed or settled claims during the year......................   (191)   (221)
                                                                               ----    ----
Number of insureds with outstanding claims, end of year.....................    297     302
                                                                               ----    ----
                                                                               ----    ----

     The average net paid loss and expenses per insured for asbestos-related and environmental pollution claims for business written in or before 1987 was $75,800 and $80,800 for the years 1999 and 1998, respectively.

     The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily affect the Company's general liability, multiple peril and reinsurance lines of business. For business written in or before 1987, coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business. In February 1999, the Company received a decision in an initial phase of an alternative dispute resolution trial of certain contested issues between an asbestos producer and certain of its liability carriers, including the Company. A description of the matter is set forth in Note 17 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     Since 1987, the Company has generally excluded coverage for most types of asbestos-related and environmental pollution claims from its general liability policies, other than policies specifically intended to provide environmental pollution and asbestos removal coverages. Policies written by the Company after 1987 ("post-1987 A&E business") which specifically intend to provide environmental pollution coverages are written primarily on a claims-made basis and those which specifically intend to provide asbestos removal coverages are written on an occurrence basis, generally with liability limits of $1.1 million (net of reinsurance), including defense costs. Since the Company is no longer writing a program which provided environmental coverage, it expects environmental premiums to decline in 2000.

     The liability for loss reserves at December 31, 1999 also included $83.1 million ($42.8 million net of reinsurance recoverables) of loss reserves pertaining to post-1987 A&E business. The following table presents information relating to the net loss reserves pertaining to claims for post-1987 A&E business for the years ended December 31, 1999, 1998 and 1997:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                        1999       1998       1997
                                                                       -------    -------    -------
                                                                              (IN THOUSANDS)
Net loss reserves, beginning of year................................   $33,713    $27,433    $29,388
Provision for policy claims and related expenses....................    23,149     24,144      7,094
Payments for policy claims and related expenses.....................   (14,096)   (17,864)    (9,049)
                                                                       -------    -------    -------
Net loss reserves, end of year......................................   $42,766    $33,713    $27,433
                                                                       -------    -------    -------
                                                                       -------    -------    -------

     The December 31, 1999 net loss reserves pertaining to claims for post-1987 A&E business include $24.1 million of loss costs for claims incurred but not reported, $12.1 million of loss costs for reported claims and $6.6 million of related expenses.

     The following table presents information related to the number of insureds with claims outstanding for post-1987 A&E business:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                               1999    1998
                                                                               ----    ----
Number of insureds with outstanding claims, beginning of year...............    385     381
Additional insureds with claims during the year.............................    143     168
Insureds with closed or settled claims during the year......................   (218)   (164)
                                                                               ----    ----
Number of insureds with outstanding claims, end of year.....................    310     385
                                                                               ----    ----
                                                                               ----    ----

     The average net paid loss and expenses per insured for claims for post-1987 A&E business was $64,700 and $108,900 for the years 1999 and 1998, respectively.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Insurance Group are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking to maximize total return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to "Financial Review--Property and Casualty Insurance Investment Results", "--Investment Portfolio" and "--Market Risks" on pages 25-26, 26 and 28 through 30, respectively, of the Company's 1999 Annual Report and to Note 4 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     At December 31, 1999, the Reliance Insurance Group's investment portfolio was $3.9 billion (at cost) with 93% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 7% in equity securities. The following table details the distribution of the Reliance Insurance Group's investments at December 31, 1999:

                                                                                            MARKET       CARRYING
                                                                          COST(1)           VALUE         VALUE
                                                                        --------------    ----------    ----------
                                                                                      (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and government agencies and
       authorities...................................................     $  425,497      $  416,756    $  416,756
     States, municipalities and political subdivisions...............        146,231         147,633       147,633
     Foreign--government.............................................        137,687         137,032       137,032
     Foreign--other..................................................        131,243         131,866       131,866
     Public utilities................................................        548,632         512,323       512,323
     Convertibles and bonds with warrants attached...................        122,550         129,206       129,206
     All other corporate bonds and notes.............................      1,042,578         980,978       980,978
     Redeemable preferred stocks.....................................        295,030         307,714       307,714
                                                                          ----------      ----------    ----------
                                                                           2,849,448       2,763,508     2,763,508
                                                                          ----------      ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and political subdivisions...............          6,487           6,191         6,487
     Foreign--government.............................................        106,367         110,587       106,367
     Foreign--other..................................................         15,197          15,547        15,197
     Public utilities................................................        166,543         160,705       166,543
     All other corporate bonds and notes.............................        128,995         127,307       128,995
     Redeemable preferred stocks.....................................         60,751          59,679        60,751
                                                                          ----------      ----------    ----------
                                                                             484,340         480,016       484,340
                                                                          ----------      ----------    ----------
       Total fixed maturities........................................      3,333,788       3,243,524     3,247,848
                                                                          ----------      ----------    ----------
Equity securities(2):
  Common stocks:
     Banks, trusts and insurance companies...........................         51,576          70,802        70,802
     Industrial and other............................................        188,340         891,898       891,898
  Nonredeemable preferred stocks.....................................         37,401          42,076        42,076
                                                                          ----------      ----------    ----------
                                                                             277,317       1,004,776     1,004,776
                                                                          ----------      ----------    ----------
Short-term investments(3)............................................        313,607         313,607       313,607
                                                                          ----------      ----------    ----------
       Total investment portfolio....................................     $3,924,712      $4,561,907    $4,566,231
                                                                          ----------      ----------    ----------
                                                                          ----------      ----------    ----------


                                                                          COST AND
                                                                        CARRYING VALUE
                                                                          ----------
                                                                        (IN THOUSANDS)
Mortgage loans(4)....................................................     $    3,526
Investments in real estate...........................................        175,202

                                                        (Footnotes on next page)

(footnotes from previous page)
------------------
(1) With respect to fixed maturities, "cost" is original cost reduced by repayments and adjusted for amortization of premiums or accretion of discounts. With respect to equities, "cost" is original cost.

(2) Does not include investment in LandAmerica Financial Group, Inc. which, as of December 31, 1999, had a carrying value of $423.4 million (excluding the pretax deferred gain of $158.8 million on the sale of Commonwealth/Transnation Title) and a market value of $190.1 million. See "Investee Companies."

(3) Includes cash of $50.6 million.

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

     At December 31, 1999, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                                                              PERCENT
                                                                 CARRYING        MARKET       OF MARKET
                                                                  VALUE          VALUE         VALUE
                                                                ----------     ----------     ---------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A.....................................................   $1,747,418     $1,745,040         54%
BBB..........................................................      829,131        826,991         25%
                                                                ----------     ----------       -----
  Total investment grade.....................................    2,576,549      2,572,031         79%
                                                                ----------     ----------       -----
BB to B......................................................      414,482        414,676         13%
CCC to D.....................................................       58,935         58,935          2%
Non-rated....................................................      197,882        197,882          6%
                                                                ----------     ----------       -----
  Total......................................................   $3,247,848     $3,243,524        100%
                                                                ----------     ----------       -----
                                                                ----------     ----------       -----

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

     As of March 15, 2000, the Reliance Insurance Group owned 7,529,288 shares of common stock of Symbol Technologies, Inc. ("Symbol"), representing 8.5% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 15, 2000, the market value of the Reliance Insurance Group's investment in Symbol was $694,577,000 (based upon the closing price of

Symbol common stock on such date as reported by the NYSE), with a cost basis of $9,614,000. Certain executive officers of the Company serve, at the Company's request, as directors of Symbol.

     At December 31, 1999, the Company's real estate operations had holdings with a carrying value of $178.8 million, which includes office buildings and other commercial properties with an aggregate carrying value of $75.3 million, undeveloped land with a carrying value of $41.7 million, and residential real estate projects under construction with a carrying value of $61.8 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio (including Commonwealth/Transnation's investment portfolio for periods prior to the sale of the title insurance operations) for each of the years ended December 31, 1999, 1998 and 1997:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           1999           1998           1997
                                                                        ----------     ----------     ----------
                                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)...............................................   $3,589,745     $3,815,319     $3,764,220
Net investment income................................................      261,112        276,303        267,895
Realized (losses) gains..............................................       (1,936)       (13,131)           476
(Decrease) increase in unrealized gains..............................     (180,450)       (55,448)       103,992
Average annual yield:
  Net investment income..............................................         7.27%          7.23%          7.12%
  Realized (losses) gains............................................        (0.05)         (0.34)          0.01
  (Decrease) increase in unrealized gains............................        (5.03)         (1.45)          2.76
                                                                        ----------     ----------     ----------
Return on fixed maturities...........................................         2.19%          5.44%          9.89%
                                                                        ----------     ----------     ----------
                                                                        ----------     ----------     ----------
Equity Securities:(2)
Average investments(1)...............................................   $  794,790     $  673,009     $  727,287
Net investment income................................................       20,075         17,659         11,017
Realized gains.......................................................       82,810        120,316         55,666
Increase in unrealized gains.........................................      235,902        159,059         51,945
Average annual yield:
  Net investment income..............................................         2.53%          2.62%          1.51%
  Realized gains.....................................................        10.42          17.88           7.66
  Increase in unrealized gains.......................................        29.68          23.64           7.14
                                                                        ----------     ----------     ----------
Return on equity securities..........................................        42.63%         44.14%         16.31%
                                                                        ----------     ----------     ----------
                                                                        ----------     ----------     ----------
Total weighted average return on fixed maturities and equity
  securities(3)......................................................         9.52%         11.25%         10.93%
                                                                        ----------     ----------     ----------
                                                                        ----------     ----------     ----------

------------------
(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1999, 1998 and 1997.

(2) Does not include investments in LandAmerica Financial Group, Inc. for periods subsequent to the sale of Commonwealth/Transnation Title and investments in Zenith National Insurance Corp. See "Investee Companies."

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1999 fixed maturity portfolio market value would be approximately 0.73%.

     The carrying value and market value at December 31, 1999 of fixed maturities for which interest is payable on a deferred basis was $199.1 million.

INVESTEE COMPANIES

     As of March 15, 2000, the Reliance Insurance Group owns 4,039,473 shares of common stock of LandAmerica Financial Group, Inc. ("LandAmerica"), a Virginia-based title insurance company, and owns 2,200,000 shares of the 7% cumulative convertible preferred stock of LandAmerica having an aggregate stated value of $110,000,000 and initially convertible into 4,824,561 shares of LandAmerica common stock. The Company owns approximately 30% of LandAmerica's outstanding common stock and, on a diluted basis, 48% of LandAmerica's common stock, assuming the conversion of the preferred stock.

     As of March 15, 2000, the market value of the Reliance Insurance Group's investment in LandAmerica was $184.0 million (based upon the closing price of LandAmerica common stock on such date as reported by the NYSE and upon an investment bank's valuation of the preferred stock). The net value of the Reliance Insurance Group's investment in LandAmerica as of March 15, 2000 was $264.6 million (net of a pretax deferred gain of $158.8 million which is included in "accounts payable and accrued expenses" in the Company's consolidated balance sheet). The common stock and cumulative convertible preferred stock, together with $266.6 million in cash, were received in consideration for the sale to LandAmerica in February 1998 of the Company's title insurance companies, Commonwealth Land Title Insurance Company and Transnation Title Insurance Company and their respective subsidiaries ("Commonwealth/Transnation Title"). Such shares of common stock and preferred stock are subject to various terms, conditions and restrictions with regard to sale, conversion and voting. The transaction resulted in an after-tax gain of $242.9 million, of which $133.6 million was recognized in 1998. The deferred gain of $158.8 million will be recognized as the equity securities received from LandAmerica are sold. Three executive officers of the Company serve at the request of the Company as the Company's representatives on the LandAmerica's 14-member board of directors.

     The Company's investment in LandAmerica for periods subsequent to the sale of Commonwealth/Transnation Title is accounted for by the equity method. See Notes 3 and 5 to the Consolidated Financial Statements, which information is incorporated herein by reference.

     On October 25, 1999, the Company completed the sale of its entire investment in Zenith National Insurance Corp. ("Zenith") for cash proceeds of $184.1 million. In connection with the sale, the Company wrote-down its investment in Zenith in 1999 by $9.3 million. On March 31, 1999, Zenith Insurance Company ("Zenith Insurance"), a wholly owned subsidiary of Zenith, and Nationwide Mutual Insurance Company ("Nationwide"), consummated the sale to Nationwide all of the issued and outstanding capital stock of CalFarm Insurance Company, a wholly owned subsidiary of Zenith Insurance. The Company realized an after-tax gain of $24.9 million from the transaction.

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

     The Insurance Law of Pennsylvania limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as "undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer." In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the insurance company's reinsurance and the adequacy of the insurance company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt.

     Regular common stock dividends paid by Reliance Insurance Company were $175.7 million in 1999, $136.0 million in 1998 and $114.6 million in 1997. In addition, during 1998, Reliance Insurance Company paid extraordinary dividends of $135.0 million representing a portion of the gain from the sale of Commonwealth/Transnation Title. During 2000, $124.0 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law without prior approval.

     The Company has announced the suspension of its quarterly common stock dividend, which totaled $36.5 million, $37.1 million and $36.7 million in 1999, 1998 and 1997, respectively.

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

     Most states have a "risk based capital" requirement for the property and casualty insurance industry. "Risk-based capital" refers to the determination of the amount of statutory capital required for a property and casualty insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies, except for Reliance Insurance Company, have statutory capital in excess of the minimum required risk-based capital. Because Reliance Insurance Company had statutory capital below the minimum required risk-based capital at the time the risk-based capital test was performed, it had a "Company Action Level Event", which required it to file a remediation plan with the Pennsylvania Insurance Department and certain other state regulators. Subsequent to December 31, 1999, the market value of the Company's investment in Symbol common stock has increased thereby increasing statutory capital. As a result, the Company believes that Reliance Insurance Company's statutory capital is in excess of the minimum required risk based capital. Additionally, upon completion of the sale of Reliance Surety which is expected to occur in the second quarter of 2000, it is estimated that Reliance Insurance Company's statutory capital will further increase by approximately $300 million.

     Reliance Insurance Company had values which in 1999 fell outside of the usual range for five financial ratio ranges established by the National Association of Insurance Commissioners and adopted by most states. These ranges are intended to permit insurance regulators to monitor insurance companies' performance with respect to such ranges. The Two Year Operating Ratio is a measure of an insurance company's profitability, which was negatively impacted in 1999 by Reliance Insurance Company's reserve strengthening in the second quarter. The Changes in Surplus test is a measure of improvement or deterioration in the Company's financial position during the year, which was negatively impacted in 1999 by the Company's operating results and a decrease in market value of investments, including the Company's investment in LandAmerica. With respect to Liabilities to Liquid Assets, investments in affiliates are excluded from the definition of liquid assets. Reliance Insurance Company is the ultimate parent company of all of the property and casualty companies of the Reliance Insurance Group and therefore the results for this test consistently fall outside the usual range. The Company believes that it has sufficient marketable assets on hand to make timely payment of claims and to meet other operating requirements. The Agents' Balances to Surplus test measures agents' balances as a percentage of policyholders' surplus, and the second quarter 1999 reserve strengthening adversely impacted this ratio. With respect to the Estimated Current Reserve Deficiency to Surplus test, the Company's growth in earned premium over the past two years, and the deterioration in the Company's surplus during the year, also caused the Company to fail the Estimated Current Reserve Deficiency to Surplus test, despite the reserve strengthening done in 1999. The Company believes that the value for this range is not reflective of the adequacy of Reliance Insurance Company's current reserves.

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

SALE OF DISCONTINUED OPERATION

     On December 31, 1997, the Company sold all of the issued and outstanding common stock of its subsidiary, Prometheus Funding Corp. ("Prometheus"), formerly known as Frank B. Hall & Co. Inc. ("Hall"), an insurance broker. Prometheus had previously sold substantially all of its operating assets and insurance brokerage, employee benefits consulting and related services businesses. See Note 3 to the Consolidated Financial Statements for a further description of the sale, which information is incorporated herein by reference.

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1999, the Company and its consolidated subsidiaries employed approximately 6,050 persons full time and leased approximately 230 properties. Of those properties, approximately 160 are for Reliance Insurance Group office space, approximately 20 are for RCG Information Technology office space, and approximately 50 are for office space of RCG Moody International Limited, a subsidiary of the Company which provides international inspection and quality assurance services.

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

     In addition, the Company is subject to the litigation set forth in Note 17 to the Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name, age and position of each of the executive officers of the Company:

                         NAME AND AGE                                                POSITION
--------------------------------------------------------------   ------------------------------------------------
Saul P. Steinberg (60)........................................   Chairman of the Board of Directors

Robert M. Steinberg (57)......................................   Vice Chairman of the Board of Directors

George R. Baker (70)..........................................   President, Chief Executive Officer and Director

George E. Bello (64)..........................................   Executive Vice President, Controller and
                                                                 Director

Lowell C. Freiberg (60).......................................   Executive Vice President, Chief Financial
                                                                 Officer and Director

Howard E. Steinberg (55)......................................   Executive Vice President, Chief of Corporate
                                                                 Operations and Director

Dennis J. O'Leary (52)........................................   Senior Vice President--Taxes

Philip S. Sherman (51)........................................   Senior Vice President--Group Controller

Bruce L. Sokoloff (51)........................................   Senior Vice President--Administration

James E. Yacobucci (48).......................................   Senior Vice President--Investments and Director

Paul W. Zeller (51)...........................................   Senior Vice President and Deputy General Counsel

     The association between the Company and each of its executive officers is described below.

     Saul P. Steinberg founded and has been a Director of the Company and predecessors of the Company since 1961. He served as Chief Executive Officer of the Company and predecessors of the Company from 1961 until February 2000, and served as Chief Operating Officer of the Company from November 1999 until February 2000. He has been Chairman of the Board and Chief Executive Officer of Reliance Insurance Company since November 1999. Mr. Steinberg is a Director of Symbol Technologies, Inc. He is Chairman of the Executive Committee and the Regular Compensation Committee of the Board of Directors. He is the brother of Robert M. Steinberg and the brother-in-law of Bruce L. Sokoloff.

     Robert M. Steinberg became a Director of the Company in 1981 and Vice Chairman of the Company in November 1999. He served as President and Chief Operating Officer of the Company from 1982 until November 1999. He has held various positions with predecessors of the Company since 1965. Mr. Steinberg became Vice Chairman of Reliance Insurance Company in November 1999, and served as Chairman of the Board and Chief Executive Officer of Reliance Insurance Company from 1984 until November 1999. Mr. Steinberg is the brother of Saul P. Steinberg and the brother-in-law of Bruce L. Sokoloff.

     George R. Baker was appointed President and Chief Executive Officer of the Company in February 2000. He served as Assistant to the Chairman of the Company from November 1999 until February 2000. He became a Director of the Company in January 1983 and was a Director of predecessors of the Company since 1974, except for the period February 1982 through January 1983. His principal business activity during the past five years has been serving as a Corporate Director/Advisor to various business enterprises. Mr. Baker is a Director of the Midland Company, W.W. Grainger, Inc. and Loral Cyberstar, Inc. Mr. Baker is a member of the Executive Committee of the Board of Directors.

     George E. Bello became Executive Vice President and Controller and a Director of the Company in 1982. He has held various positions with predecessors of the Company since 1968. He is a Director of LandAmerica Financial Group, Inc. and Horizon Health Corporation. Mr. Bello is Chairman of the Finance Committee of the Board of Directors and is a member of the Executive and Regular Compensation Committees of the Board of Directors.

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

     Howard E. Steinberg was elected Chief of Corporate Operations and a Director of the Company in March 2000. He has been Executive Vice President of the Company since May 1998 and served as General Counsel and Corporate Secretary of the Company from March 1983, when he joined the Company, until March 2000. He also served as Senior Vice President of the Company from March 1983 to May 1998. Prior to joining the Company, he was a partner in the law firm of Dewey, Ballantine, Bushby, Palmer & Wood. Mr. Steinberg also serves as Deputy Chairman of the Long Island Power Authority, an unpaid position to which he was appointed in May 1999. He previously served from January 1996 to May 1999 as Chairman of the New York State Thruway Authority, an unpaid position. He is a director of LandAmerica Financial Group, Inc.

     Dennis J. O'Leary joined the Company in 1985 as Vice President--Director of Taxes. Prior thereto, he was a partner at the accounting firm of Deloitte & Touche LLP (formerly Touche Ross & Co.) since 1980 and was associated with the firm since 1975. In 1987 he was elected Senior Vice President--Taxes.

     Philip S. Sherman was elected Vice President--Group Controller of the Company in 1984 and in 1987 he was elected Senior Vice President--Group Controller. He has held various positions with predecessors of the Company since 1980.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     See the information in "Market and Dividend Information for Common Stock" on page 66 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Selected Financial Data" on pages 17 and 18 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Financial Review" on pages 21 through 30 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the information in "Reliance Group Holdings, Inc. and Subsidiaries Financial Review--Market Risks" on pages 28 through 30 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 31 through 63 of the Reliance Group Holdings 1999 Annual Report, which information is incorporated herein by reference, are listed in
Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers of the Company is included in
Part I of this report under the caption "Executive Officers of the Registrant."

     Information regarding the directors of the Company is incorporated herein by reference from its Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2000, under the caption "Proposal 1--Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2000, under the caption "Executive Compensation," which information (other than the information under the captions "Executive Compensation--Report of Compensation Committees of the Board" and "Executive Compensation--Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held June 21, 2000, under the captions "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Group Holdings, Inc. and Subsidiaries, which appear on pages 31 through 63 of the Reliance Group Holdings 1999 Annual Report, are incorporated herein by reference.

                                                                                                  PAGE REFERENCE
                                                                                                -------------------
                                                                                                              1999
                                                                                                             ANNUAL
                                                                                                FORM 10-K     REPORT
                                                                                                ---------    ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:

  Independent Auditors' Report...............................................................      A-1           64
  Consolidated Financial Statements at December 31, 1999 and 1998 and for the three years ended December 31, 1999:
       Statement of Operations...............................................................                    31
       Balance Sheet.........................................................................                    32
       Statement of Changes in Shareholders' Equity..........................................                    33
       Statement of Comprehensive Income (Loss)..............................................                    34
       Statement of Cash Flows...............................................................                    35
       Notes to Financial Statements (1-20)..................................................                 36-63

  2. FINANCIAL STATEMENT SCHEDULES.

   I   -- Summary of Investments of Insurance Subsidiaries--Other Than Investments in Related      A-2
          Parties............................................................................
  II   -- Condensed Financial Information of the Registrant at December 31, 1999 and 1998 and
          for the three years ended December 31, 1999:
          Statement of Operations............................................................      A-3
          Balance Sheet......................................................................      A-4
          Statement of Cash Flows............................................................      A-5
 III   -- Supplementary Insurance Information................................................      A-6
  IV   -- Reinsurance........................................................................      A-7
   V   -- Supplemental Information Concerning Property and Casualty Insurance Operations.....      A-8

3. EXHIBITS

 EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBIT
----------   ------------------------------------------------------------------------------------------------------
    3.1      Reliance Group Holdings' Certificate of Incorporation, as amended (incorporated by reference to
             Exhibit 3(a) to Registration Statement No. 2-77043).
    3.2      Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on July 22,
             1986 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-7493).
    3.3      Amendment to Exhibit 3.1, as filed with the Secretary of State of the State of Delaware on May 27,
             1993 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 33-67396).
    3.4      Reliance Group Holdings' Amended and Restated By-Laws amended as of March 20, 2000.
   *4.
  +10.1      Employment Agreement between Reliance Group Holdings and Saul P. Steinberg, dated as of February 15,
             1996 (and the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K listing George E. Bello, Lowell C. Freiberg, Howard E. Steinberg and Robert M. Steinberg as having employment agreements identical in all respects to Exhibit 10.1 other than as specified in such schedule) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1996).

 EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBIT
----------   ------------------------------------------------------------------------------------------------------
  +10.2      Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and
             Saul P. Steinberg, dated as of February 15, 1996 (and the Schedule attached thereto pursuant to
             Instruction 2 to Item 601 of Regulation S-K listing George E. Bello, Lowell C. Freiberg, Howard E.
             Steinberg and Robert M. Steinberg as having amendments to their employment agreements identical in all respects to Exhibit 10.2 other than as specified in such schedule).
  +10.3      Employment Agreement between Reliance Insurance Company and Saul P. Steinberg, dated as of
             February 15, 1996 (and Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation
             S-K listing Robert M. Steinberg as having an employment agreement identical in all respects to
             Exhibit 10.3) (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report
             on Form 10-Q for the quarter ended March 31, 1996).
  +10.4      Employment Agreement between Reliance Group Holdings and Bruce L. Sokoloff, dated as of May 15, 1996
             (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1996).
  +10.5      Amendment, dated as of December 29, 1997, to Employment Agreement between Reliance Group Holdings and
             Bruce L. Sokoloff, dated as of May 15, 1996 (incorporated by reference to Exhibit 10.5 of Reliance
             Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).
  +10.6      Employment Agreement between Reliance Group Holdings and Robert S. Miller, dated November 22, 1999.
  +10.7      Employment Agreement between Reliance Group Holdings and George R. Baker, dated as of February 29,
             2000.
  +10.8      Employment Agreement between Reliance Group Holdings, Inc. and Dennis J. O'Leary, dated as of
             September 1, 1999 and Amendment dated as of December 1, 1999 (and the Schedule attached there to pursuant to Instruction 2 to item 601 of Regulation S-K listing Philip S. Sherman and Paul W. Zeller as having employment agreements identical in all respects to Exhibit 10.8).
  +10.9      1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit
             19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
  +10.10     The Reliance Group Holdings, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
  +10.11     Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to
             Exhibit 10.7 of Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31,
             1997).
  +10.12     The Reliance Group Holdings, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  +10.13     The Reliance Group Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
  +10.14     The Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
  +10.15     The Reliance Group Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit
             10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  +10.16     The Reliance Group Holdings, Inc. Key Employee Share Option Plan (incorporated by reference to Exhibit
             10.11 of Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).
  +10.17     Termination of Reliance Group Holdings, Inc. Key Employee Share Option Plan.

 EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBIT
----------   ------------------------------------------------------------------------------------------------------
  +10.18     Reliance Group Holdings, Inc. 1998 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 of
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
  +10.19     Amendment to Reliance Group Holdings, Inc. 1998 Executive Bonus Plan (incorporated by reference to
             Exhibit 10.15 of Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31,
             1998).
  +10.20     Reliance Group Holdings, Inc. Executive Bonus Plan for James E. Yacobucci (incorporated by reference to Exhibit 10.4 of Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998).
  +10.21     Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to
             Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended
             December 31, 1993).
  +10.22     Reliance National Risk Specialists 1993 Key Management Incentive Plan (incorporated by reference to
             Exhibit 10.10 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended
             December 31, 1993).
  +10.23     Reliance National Risk Specialists 1994 Key Management Incentive Plan (incorporated by reference to
             Exhibit 10.14 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended
             December 31, 1994).
  +10.24     Reliance National Risk Specialists 1995 Key Management Incentive Plan (incorporated by reference to
             Exhibit 10.25 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31,
             1996).
  +10.25     Reliance National Risk Specialists Supplemental Key Management Incentive Plan (effective for policy years 1993, 1994 and 1995) (incorporated by reference to Exhibit 10.26 to Reliance Group Holdings'
             Annual Report on Form 10-K for the year ended December 31, 1996).
  +10.26     Reliance National Risk Specialists 1996 Key Management Incentive Plan (incorporated by reference to
             Exhibit 10.27 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31,
             1996).
  +10.27     Reliance National 1997 Key Management Incentive Plan (incorporated by reference to Exhibit 10.23 to
             Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).
  +10.28     Reliance National 1998 Key Management Incentive Plan (incorporated by reference to Exhibit 10.24 of
             Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1998).
  +10.29     Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance Insurance
             Company and Dennis Busti (incorporated by reference to Exhibit 10.8 to Reliance Insurance Company's
             Annual Report on Form 10-K for the year ended December 31, 1988).
   10.30     Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ("Hall") and Aon
             Corporation ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1992).
   10.31     Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and
             Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings'
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
   10.32     Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
   10.33     Amendment, dated November 2, 1992, to Exhibit 10.26 (incorporated by reference to Exhibit 2.1 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

 EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBIT
----------   ------------------------------------------------------------------------------------------------------
   10.34     Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of
             Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York,
             Inc. and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit
             10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

   10.35     Amendment No. 1, dated April 21, 1997, to Exhibit 10.30 (incorporated by reference to Exhibit 10.1 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   10.36     Stock Purchase Agreement, dated as of December 31, 1997, among Bear Stearns Acquisition Corp. XVI,
             Reliance National (U.K.) Ltd. and Reliance Insurance Company (incorporated by reference to Exhibit
             10.31 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1997).

   10.37     Amended and Restated Stock Purchase Agreement, dated as of December 11, 1997 by and among Reliance
             Insurance Company, LandAmerica and Lawyers Title Insurance Corporation (incorporated by reference to
             Exhibit 2.1 to LandAmerica's Current Report on Form 8-K filed with the Securities and Exchange
             Commission on March 16, 1998).

   10.38     Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica, Reliance
             Group Holdings and Reliance Insurance Company (incorporated by reference to Exhibit 10.26 to
             LandAmerica's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.39     Registration Rights Agreement, dated as of February 27, 1998, by and among LandAmerica and Reliance
             Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's Annual Report on
             Form 10-K for the year ended December 31, 1997).

   10.40     Articles of Amendment to LandAmerica's Articles of Incorporation (incorporated by reference to
             Exhibit 4.2 to LandAmerica's Form 8-A filed with the Securities and Exchange Commission on February
             27, 1998).

   10.41     Stock Purchase Agreement, dated as of February 22, 1999, between Zenith Insurance Company and
             Nationwide Mutual Insurance Company (incorporated by reference to Zenith's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999).

   10.42     Retrocession Settlement Agreement, dated as of January 7, 2000, among Reliance Insurance Company,
             Reliance Group Holdings, Inc., Sun Life Assurance Company of Canada, Phoenix Home Life Mutual
             Insurance Company, American Phoenix Life Mutual Insurance Company, American Phoenix Life and
             Reassurance Company, and Cologne Life Reinsurance Company.

   13.1      Reliance Group Holdings 1999 Annual Report.

   21.1      List of Subsidiaries of Reliance Group Holdings.

   23.1      Consent of Deloitte & Touche LLP.

   27.1      Financial Data Schedule.

 **99.1      Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the year ended
             December 31, 1999.

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

** To be filed by Amendment.

(B) REPORTS ON FORM 8-K.

     During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) November 24, 1999, reporting an Item 5 matter, the appointment of Robert M. Steinberg as Vice Chairman of the Company, the appointment of Robert S. Miller as President of the Company and the election of Mr. Miller as a Director of the Company, the appointment of George R. Baker as Assistant to the Chairman of the Company, the assumption by Saul P. Steinberg, Chairman and Chief Executive Officer of the Company, of the additional responsibility of Chief Operating Officer of the Company, and the resignation of Dennis A. Busti from the Company's Board of Directors.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF MARCH, 2000.

                                          RELIANCE GROUP HOLDINGS, INC.

                                          By:      /s/ GEORGE R. BAKER
                                              ----------------------------------
                                                       George R. Baker
                                               President and Chief Executive
                                                         Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                    TITLE                            DATE
------------------------------------------  ----------------------------------------   -------------------
           /s/ GEORGE R. BAKER              Principal Executive Officer                     March 29, 2000
------------------------------------------  and Director
             George R. Baker


           /s/ GEORGE E. BELLO              Principal Accounting Officer                    March 29, 2000
------------------------------------------  and Director
             George E. Bello


          /s/ LOWELL C. FREIBERG            Principal Financial Officer                     March 29, 2000
------------------------------------------  and Director
            Lowell C. Freiberg


          /s/ SAUL P. STEINBERG             Chairman of the Board                           March 29, 2000
------------------------------------------  of Directors
            Saul P. Steinberg


                                            Director
------------------------------------------
            Thomas P. Gerrity


           /s/ JEWELL J. MCCABE             Director                                        March 29, 2000
------------------------------------------
             Jewell J. McCabe


           /s/ IRVING SCHNEIDER             Director                                        March 24, 2000
------------------------------------------
             Irving Schneider


                                            Director
------------------------------------------
           Bernard L. Schwartz


          /s/ RICHARD E. SNYDER             Director                                        March 24, 2000
------------------------------------------
            Richard E. Snyder


           /s/ BRUCE E. SPIVEY              Director                                        March 24, 2000
------------------------------------------
             Bruce E. Spivey

                SIGNATURE                                    TITLE                            DATE
------------------------------------------  ----------------------------------------   -------------------
                                            Director
------------------------------------------
           Howard E. Steinberg


         /s/ ROBERT M. STEINBERG            Director                                        March 29, 2000
------------------------------------------
           Robert M. Steinberg


          /s/ JAMES E. YACOBUCCI            Director                                        March 29, 2000
------------------------------------------
            James E. Yacobucci

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Reliance Group Holdings, Inc.
New York, New York

We have audited the consolidated financial statements of Reliance Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000, except as to Note 4, as to which the date is March 15, 2000, (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company's change in accounting for insurance related assessments in 1999 and process reengineering costs in 1997); such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK

February 29, 2000, except as to Note 4,
of the consolidated financial statements, as to which the date is March 15, 2000.

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS OF INSURANCE SUBSIDIARIES--OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------
                              COLUMN A                                  COLUMN B       COLUMN C        COLUMN D
------------------------------------------------------------------------------------------------------------------
                                                                                                      AMOUNT AT
                                                                                                        WHICH
                                                                                                     SHOWN IN THE
                         TYPE OF INVESTMENT                               COST          VALUE        BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and government agencies and
       authorities..................................................   $  425,497     $  416,756      $   416,756
     States, municipalities and political subdivisions..............      146,231        147,633          147,633
     Foreign--government............................................      137,687        137,032          137,032
     Foreign--other.................................................      131,243        131,866          131,866
     Public utilities...............................................      548,632        512,323          512,323
     Convertibles and bonds with warrants attached..................      122,550        129,206          129,206
     All other corporate bonds and notes............................    1,042,578        980,978          980,978
  Redeemable preferred stocks.......................................      295,030        307,714          307,714
                                                                       ----------     ----------      -----------
                                                                        2,849,448      2,763,508        2,763,508
                                                                       ----------     ----------      -----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and political subdivisions..............        6,487          6,191            6,487
     Foreign--government............................................      106,367        110,587          106,367
     Foreign--other.................................................       15,197         15,547           15,197
     Public utilities...............................................      166,543        160,705          166,543
     All other corporate bonds and notes............................      128,995        127,307          128,995
     Redeemable preferred stocks....................................       60,751         59,679           60,751
                                                                       ----------     ----------      -----------
                                                                          484,340        480,016          484,340
                                                                       ----------     ----------      -----------
Equity securities:
  Common stocks:
     Banks, trusts and insurance companies..........................       51,576         70,802           70,802
     Industrial and other...........................................      188,340        891,898          891,898
  Nonredeemable preferred stocks....................................       37,401         42,076           42,076
                                                                       ----------     ----------      -----------
                                                                          277,317      1,004,776        1,004,776
                                                                       ----------     ----------      -----------
Short-term investments..............................................      263,042        263,042          263,042
                                                                       ----------     ----------      -----------
Cash................................................................       50,565         50,565           50,565
                                                                       ----------     ----------      -----------
                                                                                      $4,561,907
                                                                                      ----------
                                                                                      ----------
Mortgage loans(1)...................................................        3,526                           3,526
                                                                       ----------                     -----------
Investments in real estate(2).......................................      175,202                         175,202
                                                                       ----------                     -----------
                                                                       $4,103,440                     $ 4,744,959
                                                                       ----------                     -----------
                                                                       ----------                     -----------

------------------
(1) In the consolidated financial statements, mortgage loans are included in premiums and other receivables.
(2) Excludes investments in real estate held by non-insurance subsidiaries with a cost and carrying value of $3,640,000

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)
STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31                                                         1999          1998         1997
----------------------------------------------------------------------------------------------------------------
(In thousands)
REVENUES:
Dividends from subsidiaries...............................................   $ 174,000     $268,000     $315,272
Interest (including $6,137, $4,438 and $4,598 from subsidiaries)..........       6,140        4,451        5,214
Loss on sale of investee company/subsidiary...............................      (1,263)      (5,160)          --
                                                                             ---------     --------     --------
                                                                               178,877      267,291      320,486
                                                                             ---------     --------     --------
EXPENSES:
Interest (including $5,681 and $8,032 to subsidiaries in 1998
  and 1997)...............................................................      11,189       62,071       76,032
General and administrative................................................      37,383       40,597       42,268
                                                                             ---------     --------     --------
                                                                                48,572      102,668      118,300
                                                                             ---------     --------     --------
                                                                               130,305      164,623      202,186
Income tax benefit........................................................      51,043       37,609       40,219
                                                                             ---------     --------     --------
INCOME BEFORE EQUITY IN SUBSIDIARIES AND INVESTEE COMPANIES...............     181,348      202,232      242,405
Equity in subsidiaries (net income (loss) less dividends received)........    (464,822)     109,983      (12,907)
Equity in investee companies..............................................      30,778       22,000        7,675
Loss on sale of discontinued operation....................................          --           --       (1,312)
                                                                             ---------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..................................................................    (252,696)     334,215      235,861
Extraordinary item--early extinguishment of debt..........................          --       (7,766)          --
Cumulative effect of change in accounting.................................     (57,850)          --       (6,442)
                                                                             ---------     --------     --------
NET INCOME (LOSS).........................................................   ($310,546)    $326,449     $229,419
                                                                             ---------     --------     --------
                                                                             ---------     --------     --------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)
BALANCE SHEET

ASSETS                                                                DECEMBER 31,          1999          1998
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Cash..................................................................................   $    9,968    $       83
Investments in subsidiaries...........................................................    1,344,996     1,794,269
Due from subsidiaries.................................................................      113,111        73,232
Excess of cost over fair value of net assets acquired, less accumulated
  amortization........................................................................       24,049        25,426
Other assets..........................................................................       44,273        39,028
                                                                                         ----------    ----------
                                                                                         $1,536,397    $1,932,038
                                                                                         ----------    ----------
                                                                                         ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses.................................................   $   39,886    $   49,046
Federal income taxes, including deferred taxes........................................       15,968        96,915
Debentures............................................................................      455,980       463,480
Due to subsidiaries...................................................................        6,226         7,077
                                                                                         ----------    ----------
                                                                                            518,060       616,518
                                                                                         ----------    ----------

Contingencies and commitments

Shareholders' equity:
  Common stock, par value $.10 per share, 225,000 shares authorized, 116,166 and
     116,076 shares issued and outstanding............................................       11,617        11,608
  Additional paid-in capital..........................................................      551,514       548,674
  Retained earnings (including undistributed net income of subsidiaries of $16,841 and
     $508,735)........................................................................       85,072       432,096
  Accumulated other comprehensive income of subsidiaries..............................      381,106       323,142
                                                                                         ----------    ----------
                                                                                          1,029,309     1,315,520
  Treasury stock, 1,331 shares........................................................      (10,972)           --
                                                                                         ----------    ----------
                                                                                          1,018,337     1,315,520
                                                                                         ----------    ----------
                                                                                         $1,536,397    $1,932,038
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC.
(PARENT COMPANY)
STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                                                       1999          1998          1997
----------------------------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................................   $(310,546)    $ 326,449     $ 229,419
Equity in undistributed net (income) loss of subsidiaries and investee
  companies.............................................................     491,894      (279,699)     (190,598)
Other -- net............................................................     (98,799)       28,550         9,982
                                                                           ---------     ---------     ---------
                                                                              82,549        75,300        48,803
                                                                           ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Other -- net............................................................       4,129         4,287        (8,386)
                                                                           ---------     ---------     ---------
                                                                               4,129         4,287        (8,386)
                                                                           ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in amounts due from/to subsidiaries -- net.......................     (40,730)      147,968        (6,199)
Issuance of common stock................................................         415         5,631         2,451
Dividends...............................................................     (36,478)      (37,054)      (36,706)
Repurchases of debt.....................................................          --      (196,196)           --
                                                                           ---------     ---------     ---------
                                                                             (76,793)      (79,651)      (40,454)
                                                                           ---------     ---------     ---------
Increase (decrease) in cash.............................................       9,885           (64)          (37)
Cash, beginning of year.................................................          83           147           184
                                                                           ---------     ---------     ---------
Cash, end of year.......................................................   $   9,968     $      83     $     147
                                                                           ---------     ---------     ---------
                                                                           ---------     ---------     ---------

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

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION

-----------------------------------------------------------------------------------------------------------------------------
           COLUMN A                COLUMN B      COLUMN C     COLUMN D     COLUMN E    COLUMN F      COLUMN G     COLUMN H
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 AMORTIZATION
                                   DEFERRED       UNPAID                                              POLICY     OF DEFERRED
                                    POLICY      CLAIMS AND                                NET       CLAIMS AND     POLICY
                                  ACQUISITION    RELATED      UNEARNED     PREMIUMS    INVESTMENT   SETTLEMENT   ACQUISITION
            SEGMENT                 COSTS        EXPENSES     PREMIUMS      EARNED      INCOME       EXPENSES      COSTS
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1999:
  Property and casualty .......    $ 301,168    $8,285,977   $2,065,411   $2,503,981    $286,420    $2,111,072     $677,766
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
Year Ended December 31, 1998:
  Property and casualty .......    $ 295,939    $7,016,586   $1,980,481   $2,304,280    $294,743    $1,516,948     $578,529
  Title........................           --            --           --      139,132       5,276         6,676           --
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
                                   $ 295,939    $7,016,586   $1,980,481   $2,443,412    $300,019    $1,523,624     $578,529
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
Year Ended December 31, 1997:
  Property and casualty .......    $ 248,572    $6,559,508   $1,722,258   $1,947,016    $263,981    $1,263,086     $487,432
  Title........................           --       272,792           --      863,746      30,990        41,473           --
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
                                   $ 248,572    $6,832,300   $1,722,258   $2,810,762    $294,971    $1,304,559     $487,432
                                   ---------    ----------   ----------   ----------    --------    ----------     --------
                                   ---------    ----------   ----------   ----------    --------    ----------     --------

----------------------------------------------------------
           COLUMN A               COLUMN I     COLUMN J
----------------------------------------------------------
                                   OTHER
                                 INSURANCE     PREMIUMS
            SEGMENT               EXPENSES     WRITTEN
----------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31, 1999:
  Property and casualty .......  $  472,954   $2,560,409
                                 ----------   ----------
                                 ----------   ----------
Year Ended December 31, 1998:
  Property and casualty .......  $  253,030   $2,438,310
                                              ----------
                                              ----------
  Title........................     126,751
                                 ----------
                                 $  379,781
                                 ----------
                                 ----------
Year Ended December 31, 1997:
  Property and casualty .......  $  219,698   $2,065,847
                                              ----------
                                              ----------
  Title........................     789,853
                                 ----------
                                 $1,009,551
                                 ----------
                                 ----------

                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
REINSURANCE

-------------------------------------------------------------------------------------------------------------------
                   COLUMN A                        COLUMN B      COLUMN C     COLUMN D      COLUMN E     COLUMN F
-------------------------------------------------------------------------------------------------------------------
                                                                               ASSUMED                   PERCENTAGE
                                                                 CEDED TO       FROM                     OF AMOUNT
                                                    GROSS         OTHER         OTHER         NET        ASSUMED
                                                    AMOUNT      COMPANIES     COMPANIES      AMOUNT       TO NET
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

YEAR ENDED DECEMBER 31, 1999:
Premiums earned:
  Property and casualty........................   $4,343,510    $2,690,241    $850,712     $2,503,981       33.97%
                                                  ----------    ----------    ---------    ----------      ------
                                                  ----------    ----------    ---------    ----------      ------

Year Ended December 31, 1998:
Premiums earned:
  Property and casualty........................   $3,743,993    $2,098,802    $659,089     $2,304,280       28.60%
  Title........................................      139,253           524         403        139,132        0.29
                                                  ----------    ----------    ---------    ----------      ------
                                                  $3,883,246    $2,099,326    $659,492     $2,443,412       26.99%
                                                  ----------    ----------    ---------    ----------      ------
                                                  ----------    ----------    ---------    ----------      ------

Year Ended December 31, 1997:
Premiums earned:
  Property and casualty........................   $3,232,403    $1,733,311    $447,924     $1,947,016       23.01%
  Title........................................      862,499         1,338       2,585        863,746        0.30
                                                  ----------    ----------    ---------    ----------      ------
                                                  $4,094,902    $1,734,649    $450,509     $2,810,762       16.03%
                                                  ----------    ----------    ---------    ----------      ------
                                                  ----------    ----------    ---------    ----------      ------

                                                                      SCHEDULE V
                                                                     ITEM 14(A)2
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

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

Consolidated subsidiaries:
YEAR ENDED
DECEMBER 31,
1999...........   $ 301,168    $8,285,977     $174,061     $2,065,411   $2,503,981    $286,420    $1,856,774   $254,298
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
Year Ended
December 31,
1998...........   $ 295,939    $7,016,586     $197,305     $1,980,481   $2,304,280    $294,743    $1,549,907   $(32,959)
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
Year Ended
December 31,
1997...........   $ 248,572    $6,559,508     $216,704     $1,722,258   $1,947,016    $263,981    $1,299,066   $(35,980)
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------
                  ---------    ----------     --------     ----------   ----------    --------    ----------   --------


------------------------------------------------------------------
   COLUMN A       COLUMN I       COLUMN J     COLUMN K
------------------------------------------------------------------
                 AMORTIZATION      PAID
                 OF DEFERRED      CLAIMS
  AFFILIATION      POLICY          AND
     WITH        ACQUISITION    SETTLEMENT    PREMIUMS
  REGISTRANT       COSTS         EXPENSES     WRITTEN
------------------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
YEAR ENDED
DECEMBER 31,
1999...........    $677,766     $1,992,811   $2,560,409
                   --------     ----------   ----------
                   --------     ----------   ----------
Year Ended
December 31,
1998...........    $578,529     $1,536,729   $2,438,310
                   --------     ----------   ----------
                   --------     ----------   ----------
Year Ended
December 31,
1997...........    $487,432     $1,330,898   $2,065,847
                   --------     ----------   ----------
                   --------     ----------   ----------

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

                                    EXHIBITS
                                       TO
                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



       FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
            DECEMBER 31, 1999                                1-8278



                         RELIANCE GROUP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                  SEQUENTIAL
  NUMBER     DESCRIPTION OF EXHIBIT                                                                       PAGE NO.
----------   ------------------------------------------------------------------------------------------   ----------
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

    3.4      Reliance Group Holdings' Amended and Restated By-Laws amended as of March 20, 2000.

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

  +10.6      Employment Agreement between Reliance Group Holdings and Robert S. Miller, dated
             November 22, 1999.

  +10.7      Employment Agreement between Reliance Group Holdings and George R. Baker, dated as of
             February 29, 2000.

  +10.8      Employment Agreement between Reliance Group Holdings, Inc. and Dennis J. O'Leary, dated as of September 1, 1999 and Amendment dated as of December 1, 1999 (and the Schedule attached there to pursuant to Instruction 2 to item 601 of Regulation S-K listing Philip S. Sherman and Paul W. Zeller as having employment agreements identical in all respects to
             Exhibit 10.8).

  +10.9      1986 Stock Option Plan of Reliance Group Holdings, as amended (incorporated by reference to Exhibit 19.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

 EXHIBIT                                                                                                  SEQUENTIAL
  NUMBER     DESCRIPTION OF EXHIBIT                                                                       PAGE NO.
----------   ------------------------------------------------------------------------------------------   ----------
  +10.10     The Reliance Group Holdings, Inc. 1994 Stock Option Plan (incorporated by reference to
             Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

  +10.11     Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1997).

  +10.12     The Reliance Group Holdings, Inc. 1997 Stock Option Plan (incorporated by reference to
             Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

  +10.13     The Reliance Group Holdings, Inc. 1998 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  +10.14     The Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors
             (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1998).

  +10.15     The Reliance Group Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

  +10.16     The Reliance Group Holdings, Inc. Key Employee Share Option Plan (incorporated by reference to Exhibit 10.11 of Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1997).

  +10.17     Termination of Reliance Group Holdings, Inc. Key Employee Share Option Plan.

  +10.18     Reliance Group Holdings, Inc. 1998 Executive Bonus Plan (incorporated by reference to
             Exhibit 10.3 of Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  +10.19     Amendment to Reliance Group Holdings, Inc. 1998 Executive Bonus Plan (incorporated by reference to Exhibit 10.15 of Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1998).

  +10.20     Reliance Group Holdings, Inc. Executive Bonus Plan for James E. Yacobucci (incorporated by reference to Exhibit 10.4 of Reliance Group Holdings' Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1998).

  +10.21     Reliance National Risk Specialists 1992 Key Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Reliance Insurance Company's Annual Report on Form 10-K for
             the year ended December 31, 1993).

  +10.22     Reliance National Risk Specialists 1993 Key Management Incentive Plan (incorporated by reference to Exhibit 10.10 to Reliance Insurance Company's Annual Report on Form 10-K for
             the year ended December 31, 1993).

  +10.23     Reliance National Risk Specialists 1994 Key Management Incentive Plan (incorporated by reference to Exhibit 10.14 to Reliance Insurance Company's Annual Report on Form 10-K for
             the year ended December 31, 1994).

  +10.24     Reliance National Risk Specialists 1995 Key Management Incentive Plan (incorporated by reference to Exhibit 10.25 to Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1996).

  +10.25     Reliance National Risk Specialists Supplemental Key Management Incentive Plan (effective for policy years 1993, 1994 and 1995) (incorporated by reference to Exhibit 10.26 to
             Reliance Group Holdings' Annual Report on Form 10-K for the year ended December 31, 1996).

  +10.26     Reliance National Risk Specialists 1996 Key Management Incentive Plan (incorporated by reference to Exhibit 10.27 to Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1996).

 EXHIBIT                                                                                                  SEQUENTIAL
  NUMBER     DESCRIPTION OF EXHIBIT                                                                       PAGE NO.
----------   ------------------------------------------------------------------------------------------   ----------
  +10.27     Reliance National 1997 Key Management Incentive Plan (incorporated by reference to Exhibit
             10.23 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended
             December 31, 1997).

  +10.28     Reliance National 1998 Key Management Incentive Plan (incorporated by reference to Exhibit
             10.24 of Reliance Group Holdings' Annual Report on Form 10-K for the year ended
             December 31, 1998).

  +10.29     Memorandum, dated February 8, 1989, summarizing employment arrangements between Reliance
             Insurance Company and Dennis Busti (incorporated by reference to Exhibit 10.8 to Reliance
             Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1988).

   10.30     Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ("Hall")
             and Aon Corporation ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group
             Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

   10.31     Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings,
             Hall and Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to
             Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30,
             1992).

   10.32     Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon
             (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1992).

   10.33     Amendment, dated November 2, 1992, to Exhibit 10.26 (incorporated by reference to
             Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

   10.34     Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran,
             Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity
             Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding
             Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

   10.35     Amendment No. 1, dated April 21, 1997, to Exhibit 10.30 (incorporated by reference to
             Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   10.36     Stock Purchase Agreement, dated as of December 31, 1997, among Bear Stearns Acquisition
             Corp. XVI, Reliance National (U.K.) Ltd. and Reliance Insurance Company (incorporated by reference to Exhibit 10.31 to Reliance Group Holdings' Annual Report on Form 10-K for the
             year ended December 31, 1997).

   10.37     Amended and Restated Stock Purchase Agreement, dated as of December 11, 1997 by and among
             Reliance Insurance Company, LandAmerica and Lawyers Title Insurance Corporation
             (incorporated by reference to Exhibit 2.1 to LandAmerica's Current Report on Form 8-K
             filed with the Securities and Exchange Commission on March 16, 1998).

   10.38     Voting and Standstill Agreement, dated as of February 27, 1998, by and among LandAmerica,
             Reliance Group Holdings and Reliance Insurance Company (incorporated by reference to
             Exhibit 10.26 to LandAmerica's Annual Report on Form 10-K for the year ended December 31,
             1997).

   10.39     Registration Rights Agreement, dated as of February 27, 1998, by and among LandAmerica and
             Reliance Insurance Company (incorporated by reference to Exhibit 10.27 to LandAmerica's
             Annual Report on Form 10-K for the year ended December 31, 1997).

 EXHIBIT                                                                                                  SEQUENTIAL
  NUMBER     DESCRIPTION OF EXHIBIT                                                                       PAGE NO.
----------   ------------------------------------------------------------------------------------------   ----------
   10.40     Articles of Amendment to LandAmerica's Articles of Incorporation (incorporated by reference to Exhibit 4.2 to LandAmerica's Form 8-A filed with the Securities and Exchange
             Commission on February 27, 1998).

   10.41     Stock Purchase Agreement, dated as of February 22, 1999, between Zenith Insurance Company and Nationwide Mutual Insurance Company (incorporated by reference to Zenith's Current
             Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999).

   10.42     Retrocession Settlement Agreement, dated as of January 7, 2000, among Reliance Insurance
             Company, Reliance Group Holdings, Inc., Sun Life Assurance Company of Canada, Phoenix Home
             Life Mutual Insurance Company, American Phoenix Life Mutual Insurance Company, American
             Phoenix Life and Reassurance Company, and Cologne Life Reinsurance Company.

   13.1      Reliance Group Holdings 1999 Annual Report.

   21.1      List of Subsidiaries of Reliance Group Holdings.

   23.1      Consent of Deloitte & Touche LLP.

   27.1      Financial Data Schedule.

 **99.1      Annual Report on Form 11-K of Reliance Insurance Company Savings Incentive Plan for the
             year ended December 31, 1999.

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