Form 10-K/A
period 1999-12-31
RELIANCE GROUP HOLDINGS INC
filed 2000-05-01
CIK 356395

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

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

 For the transition period from ............................. to ...............

                          Commission file number 1-8278
                                                 ..............

                          RELIANCE GROUP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                             13-3082071
   (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)              Identification No.)

           Park Avenue Plaza
           55 East 52nd Street                         10055
           New York, New York                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 909-1100

           Securities Registered Pursuant to Section 12(b) of the Act:


          Title of each class                             Name of each exchange on which registered
          -------------------                             -----------------------------------------
     Common Stock, $.10 Par Value                       New York Stock Exchange and Pacific Exchange

  9% Senior Notes, Due November 15, 2000                             New York Stock Exchange

  93/4% Senior Subordinated Debentures,
         Due November 15, 2003                                       New York Stock Exchange

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

                      Documents Incorporated by Reference:

      (1)  Reliance Group Holdings, Inc. 1999 Annual Report--Parts I, II and IV.

EXPLANATORY NOTE This Form 10-K/A, dated April 28, 2000, amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K") (filed with the Commission on March 30, 2000) as follows:

The registrant initially incorporated into its 1999 10-K, by reference to its definitive proxy statement to be filed with the Commission in connection with its 2000 Annual Meeting of Stockholders, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions). Each such item is amended to set forth in this Form 10-K/A the information required by such items.

================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the executive officers of the Company is included in Part I of this report under the caption "Executive Officers of the Registrant."

         Directors of the Company are elected to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify. The next annual meeting is scheduled for June 21, 2000.

         Information regarding the directors of the Company is set forth below:

SAUL P. STEINBERG, 60                                        Director since 1981

         Mr. Steinberg founded and served as the Chief Executive Officer of the Company and predecessors of the Company from 1961 to February 2000 and as Chief Operating Officer of the Company from November 1999 to February 2000. He has been a Director of the Company and predecessors of the Company since 1961 and currently serves as Chairman of the Board of Directors. Mr. Steinberg was elected Chairman of the Board and Chief Executive Officer of Reliance Insurance in November 1999. Mr. Steinberg is also a Director of Symbol Technologies, Inc. He is a member of the Board of Trustees of The University of Pennsylvania; a Life Overseer of Cornell University Medical College; a Life Trustee of the North Shore-Long Island Jewish Health System; a Director of New York Hospital Cornell Medical Center and an Honorary Trustee of the New York Public Library. Mr. Steinberg is Chairman of the Executive and Regular Compensation Committees of the Board of Directors. He is the brother of Mr. Robert M. Steinberg, Vice Chairman of the Board of Directors of the Company and the brother-in-law of Mr. Bruce L. Sokoloff, Senior Vice President--Administration of the Company.

GEORGE R. BAKER, 70                                          Director since 1983

         Mr. Baker was elected President and Chief Executive Officer of the Company in February 2000. He served as Assistant to the Chairman from November l999 to February 2000. Mr. Baker was a director of predecessors of the Company from 1974 to 1982. His principal business activity during the past five years has been serving as a Corporate Director/Advisor to various business enterprises. Mr. Baker is a Director of Loral Cyberstar, Inc. He is a Member of the Board of Trustees of Children's Memorial Hospital, Chicago; and the Board of Trustees of Coe College, Cedar Rapids, Iowa. Mr. Baker is a member of the Executive Committee of the Board of Directors.

GEORGE E. BELLO, 64                                          Director since 1982

         Mr. Bello has been Executive Vice President and Controller of the Company since 1982. He has held various positions with predecessors of the Company since 1968. He is a Director of Horizon Health Corporation and LandAmerica Financial Group, Inc. Mr. Bello is Chairman of the Finance Committee and a member of the Executive and Regular Compensation Committees of the Board of Directors.

LOWELL C. FREIBERG, 60                                       Director since 1982

         Mr. Freiberg has been Executive Vice President of the Company since May 1998 and Chief Financial Officer of the Company since 1985. Mr. Freiberg also served as a Senior Vice President of the Company from 1982 to 1998 and as Treasurer of the Company from 1982 until March 1994. Mr. Freiberg has held various positions with predecessors of the Company since 1969. He is a Director of LandAmerica Financial Group, Inc. and Symbol Technologies, Inc. Mr. Freiberg is a member of the Finance Committee of the Board of Directors.

DR. THOMAS P. GERRITY, 58                                    Director since 1993

         Dr. Gerrity has been Professor of Management of the Wharton School of the University of Pennsylvania since July 1999 where he served as Dean from 1990 to 1999. He is a Director of Federal National Mortgage Association, Sunoco, Inc., CVS Corporation, Knight-Ridder, Inc., ICG Commerce, Inc., and Internet Capital Group, Inc. Dr. Gerrity is also a trustee of the MAS Funds. Dr. Gerrity is Chairman of the Nominating and Audit Committees of the Board of Directors.

JEWELL JACKSON McCABE, 54                                    Director since 1991

         Ms. McCabe has been President and Chief Executive Officer of Jewell Jackson McCabe Associates, consultants specializing in strategic planning and communications, since 1984 and Chair of the New York State Jobs Training Partnership Council, a federally funded training program for disadvantaged workers, since 1983. Ms. McCabe is the Founder and Chair of the National Coalition of 100 Black Women; and a Director or Trustee of the National Alliance of Business, New York City Investment Fund, Bard College, Research America, The Children's Advocacy Center, United Hospital Fund and New York City Partnership. She is also a member of the Board of Overseers of the Wharton School of the University of Pennsylvania, the Government Relations Committee of the United Way of America, the Executive Committee of the Association for a Better New York and a council member of the United States Holocaust Memorial Council. Ms. McCabe is a member of the Special Compensation, Regular Compensation, Stock Option and Special Committees of the Board of Directors.

IRVING SCHNEIDER, 80                                         Director since 1982

         Mr. Schneider was a director of predecessors of the Company from 1979 to 1982. He is Co-Chairman and Chief Operating Officer of Helmsley-Spear, Inc., a real estate management corporation, which he has been with for over fifty years. Mr. Schneider is also Chairman Emeritus of the North Shore-Long Island Jewish Health System, Vice Chairman of the Association for a Better New York and Trustee Emeritus of Brandeis University. He is Life Trustee of United Jewish Appeal Federation of New York. Mr. Schneider is Chairman of the Special, Special Compensation and Stock Option Committees of the Board of Directors, and a member of the Audit Committee of the Board of Directors.

BERNARD L. SCHWARTZ, 74                                      Director since 1982

         Mr. Schwartz was a director of predecessors of the Company from 1965 to 1982. He has been Chairman of the Board and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services, since 1996. From 1972 through 1996, Mr. Schwartz was Chairman of the Board and Chief Executive Officer of Loral Corporation, a defense electronics and communications company. Since 1989, he has also been Chairman and Chief Executive Officer of K & F Industries, Inc., a manufacturer of aircraft wheels and brakes. Since 1990, Mr. Schwartz has been Chairman of Space Systems/Loral, Inc., and he is Chairman and Chief Executive Officer of Loral Cyberstar, Inc. He is a Director of First Data Corporation, Satelites Mexicanos, S.A. De C.V. and Globalstar Telecommunications, Ltd. (of which he is also Chairman and chief executive officer) and a Trustee of Mount Sinai-NYU Medical Center and Thirteen/WNET Education Broadcasting Corp. Mr. Schwartz is a member of the Executive Committee of the Board of Directors.

RICHARD E. SNYDER, 67                                        Director since 1994

         Mr. Snyder became Chairman and Chief Executive Officer of Golden Books Family Entertainment, Inc., a publisher of children's books ("Golden Books"), in May 1996, after serving as President from February 1996 through May 1996. He was Chief Executive Officer and Chairman of the Board of Directors of Simon & Schuster, the publishing firm, from 1975 through 1994. Mr. Snyder is a trustee of The New York Presbyterian Hospital and a member of the Board of Directors of the Children's Blood Foundation. Mr. Snyder is also a member of the Wildlife Conservation Society, Society Fellows, the Library Committee of the American Museum of Natural History, the Council on Foreign Relations, The Economic Club of New York and the Board of Overseers for the University Libraries of Tufts University. Mr. Snyder is a member of the Finance and Nominating Committees of the Board of Directors. On February 26, 1999, Golden Books and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On January 27, 2000, a Plan of Reorganization was consummated.

BRUCE E. SPIVEY, M.D., 65                                    Director since 1998

         Dr. Spivey has been President and Chief Executive Officer of Columbia-Cornell Care LLC, the physician organization of the clinical faculties of the medical schools of Columbia and Cornell Universities, since October 1997. From 1992 through part of 1997, Dr. Spivey served as President and Chief Executive Officer of the Northwestern Healthcare Network, a multi-hospital system in Chicago. Dr. Spivey serves as a Director of Phoenix Alliance, PrimeSight, and the United States - China Educational Institute, and is a Founder and Director of the Pacific Vision Foundation and the Ophthalmic Mutual Insurance Company. Dr. Spivey also is a Director or Trustee of Coe College, the Foundation of the American Academy of Ophthalmology and the International Council of Ophthalmology (as Secretary General). Dr. Spivey is a member of the Stock Option, Audit and Finance Committees of the Board of Directors.

HOWARD E. STEINBERG, 55                                      Director since 2000

         Mr. Steinberg was elected Chief of Corporate Operations in March 2000. He has been Executive Vice President of the Company since May 1998, and served as General Counsel and Corporate Secretary of the Company from March 1983, when he joined the company, until March 2000. He also served as Senior Vice President of the Company from March 1983 to May 1998. Prior to joining the Company, he was a partner in the law firm of Dewey, Ballantine, Bushby, Palmer & Wood. Mr. Steinberg also serves as Deputy Chairman of the Long Island Power Authority, an unpaid position to which he was appointed in May 1999. He previously served from January 1996 to May 1999 as Chairman of the New York State Thruway Authority, an unpaid position. He became a director of LandAmerica Financial Group, Inc. in March 2000. Mr. Steinberg is a member of the Board of Regents of Georgetown University, a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania and a Trustee of Sheltering Arms Children Services.

ROBERT M. STEINBERG, 57                                      Director since 1981

         Mr. Steinberg was elected Vice Chairman of the Board of Directors in November 1999. He served as President and Chief Operating Officer of the Company from 1982 to November 1999. Mr. Steinberg became Vice Chairman of the Board of Reliance Insurance in November 1999 where he served as Chairman of the Board and Chief Executive Officer from 1984 to November 1999. He has held various positions with predecessors of the Company since 1965. Mr. Steinberg is a Trustee of The Robert Steel Foundation for Pediatric Cancer Research and Bank Street College. Mr. Steinberg is the brother of Mr. Saul P. Steinberg, Chairman of the Board of Directors of the Company, and the brother-in-law of Mr. Bruce L. Sokoloff, Senior Vice President--Administration, of the Company.

JAMES E. YACOBUCCI, 48                                       Director since 1989

         Mr. Yacobucci has served as Senior Vice President--Investments of Reliance Insurance since May 1989. He became Senior Vice President--Investments of the Company in December 1990.

Compensation of Directors

         Each Director of the Company who is not compensated as an officer of the Company or one of its subsidiaries receives director's fees of $25,000 per annum from the Company and $25,000 per annum from Reliance Insurance for serving as a director of Reliance Insurance. The Company also pays each member of its Audit, Stock Option, Nominating, Special Compensation and Special Committees $1,000 for each such committee meeting attended. In addition, the Company pays to the Chairman of each of the Audit, Stock Option, Nominating, Special Compensation and Special Committees a retainer of $5,000 per annum. Under the Reliance Group Holdings, Inc. 1998 Stock Option Plan for Non-Employee Directors (the "1998 Director Plan"), the Board of Directors of the Company has the discretion to grant options to purchase common stock of the Company to directors who are not officers or employees of the Company or any of its subsidiaries at the fair market value of such shares on the date of grant. The options granted to each Director of the Company who is not an employee of the Company or any of its subsidiaries vest one year from the date of grant, so long as the Director is still a Director on such date.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act and the regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's Executive Officers and Directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership with the Commission and The New York Stock Exchange, Inc. and to furnish the Company with copies of all such forms they file.

         Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1999, all of its Executive Officers, Directors, and 10% stockholders complied with the filing requirements applicable to them, except that Lynda Jurist, a sister of Saul P. Steinberg and Robert M. Steinberg, filed a late Form 4 with respect to one sale transaction.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table summarizes the compensation for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "named executive officers").

                                                                  Annual Compensation        Long Term
                                                             ----------------------------    Compensation
                                                                                             Awards
                                                                                             ------
                                                                                             Securities
                                                                                             Underlying
    Name and                                                                Other Annual     Options/             All Other
Principal Position             Year      Salary($)            Bonus ($)    Compensation($)   SARs(#)            Compensation($)
------------------             ----      ---------           ----------    ---------------   ------------       ---------------
Saul P. Steinberg               1999      $2,150,000(1)         - 0 -            ----(3)       - 0 -            $1,442,000(5)
  Chairman of the Board &       1998      $2,150,000(1)      $6,300,000      $ 61,500(2)       - 0 -             1,406,200
  Chief Executive Officer*      1997       1,800,000(1)       3,500,000        51,000(2)     1,000,000           1,364,800

Robert M. Steinberg             1999       2,050,000(1)         - 0 -            ----        1,000,000             307,700(5)
  Vice Chairman of              1998       2,050,000(1)       6,000,000       140,000(2)     3,000,000             308,700
  the Board                     1997       1,550,000(1)       3,000,000          ----        1,000,000             299,700

George E. Bello                 1999         725,000(1)         708,750                      1,250,000(4)           80,600(5)
  Executive Vice President      1998         725,000(1)       1,518,750          ----          750,000             587,200
  & Controller                  1997         725,000(1)       1,012,500          ----          200,000             412,700

Lowell C. Freiberg              1999         650,000            682,500                      1,250,000(4)           74,500(5)
  Executive Vice President      1998         650,000          1,072,500          ----          750,000             951,700
  & Chief Financial Officer     1997         650,000            715,000          ----          200,000             661,700

James E. Yacobucci              1999       1,250,000            500,000                        300,000(4)            4,800(5)
  Senior Vice President-        1998       1,250,000          1,500,000          ----          100,000               4,300
  Investments                   1997       1,250,000          1,500,000          ----          100,000               4,700

--------------
  *Served as Chief Executive Officer until February, 2000.

         (1) Includes a $50,000 director's fee paid by a company, since sold, which may have been deemed to be an affiliate of the Company, on whose board the executive served at the request of the Company.

         (2) Includes for Saul P. Steinberg for 1998 and 1997, respectively, $61,500 and $49,500 for certain personal use of corporate aircraft and for Robert M. Steinberg for 1998, $126,000 for certain personal use of corporate aircraft.

         (3) This mark throughout the table indicates information not required to be reported under the rules of the Securities and Exchange Commission.

         (4) Of these options, 950,000 in case of George E. Bello, 950,000 in case of Lowell C. Freiberg and 200,000 in the case of James E. Yacobucci were granted subject to obtaining the approval of the Company's stockholders of the 1999 Stock Option Plan.

         (5) Includes 1999 contributions by the Company and its subsidiaries under the SIP for each of Saul P. Steinberg, Robert M. Steinberg, George E. Bello, Lowell C. Freiberg and James E. Yacobucci of $4,800. Includes bonuses paid by the Company that were used to obtain certain life insurance benefits as follows: $3,900 for each of Saul P. Steinberg, Robert M. Steinberg and Lowell C. Freiberg and $6,000 for George E. Bello. Includes the aggregate of the value of premiums paid by the Company for split dollar life insurance in excess of the premiums paid by the executive officers and the amount of the bonuses paid by the Company to the executives for such split dollar premiums as follows:
$1,394,100 for Saul P. Steinberg, $285,800 for Robert M. Steinberg, $56,600 for George E. Bello and $23,100 for Lowell C. Freiberg. Includes premiums paid by the Company and its subsidiaries for medical reimbursement insurance for each of Saul P. Steinberg, Robert M. Steinberg, George E. Bello and Lowell C. Freiberg of $13,200. Includes directors' fees paid by a company on whose board the executives serve at the request of the Company because the Company has a significant investment in such company as follows: $26,000 for Saul P. Steinberg and $29,500 for Lowell C. Freiberg.

                          OPTION GRANTS IN FISCAL 1999

         The following table sets forth information relating to the grant of stock options by the Company during 1999 to the named executive officers.


                                 Individual Grants (1)
                              ----------------------------
                              Number of      Percent of
                              Securities     Total Options
                              underlying     Granted to        Exercise or
                              options        Employees         Base Price     Expiration    Grant Date
Name                          Granted (#)    in Fiscal Year      ($/Sh)          Date        Value $(3)
----                          -----------    --------------    ------------   ----------    -----------
Saul P. Steinberg..........       ----            ----              ----           ----         ----

Robert M. Steinberg........   1,000,000           6.9%            $7.4375       05/09/09    $2,660,000

George E. Bello............     300,000           2.1%             7.4375       05/09/09       798,000
                                950,000(2)        6.6%              3.125       11/27/09       997,500

Lowell C. Freiberg.........     300,000           2.1%             7.4375       05/09/09       798,000
                                950,000(2)        6.6%              3.125       11/27/09       997,500

James E. Yacobucci.........     100,000           0.7%             7.4375       05/09/09       266,000
                                200,000(2)        1.4%              3.125       11/27/09       210,000

---------------
         (1) All options listed in this table vest and become exercisable in cumulative installments of one-fourth of the number of shares of Common Stock after each of the second, third, fourth and fifth anniversaries of the date of grant if the optionee is an employee on such anniversaries. See "Employment Contracts".

         (2) These options were granted subject to obtaining the approval of the Company's stockholders of the 1999 Stock Option Plan.

         (3) Based on the Black-Scholes option pricing model adapted for use in valuing employee stock options. The actual value, if any, a named executive officer will realize will depend on the excess of the stock price over the exercise price on the date the options are exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under the model are based upon certain assumptions as to variables such as stock price volatility, risk-free rate of return, future dividend yield and term of the option. In calculating the grant date present values set forth in the table for Messrs. Robert Steinberg, Bello, Freiberg and Yacobucci, a factor of 47% and 82% has been assigned to the volatility of the Common Stock, based on daily stock market quotations for the 100 trading days preceding April 30, 1999 and November 17, 1999, respectively, the yield on the Common Stock for Messrs. Robert Steinberg, Bello, Freiberg and Yacobucci has been set at 4.3025% and 10.24%, respectively, based upon its annual dividend rate of $.32 per share at the applicable date of grant divided by the price of the Common Stock on such date, the risk-free rate of return has been fixed for Messrs. Robert Steinberg, Bello, Freiberg and Yacobucci at 5.28% and 6.17%, respectively, which equal the average monthly rates of a seven-year Treasury Note in April and November, the applicable month of grant, as reported in the Federal Reserve Bulletin, and a term of seven years from the date of grant has been used. A seven-year term has been used in lieu of the actual term of the options of ten years based on the expected life of the options.

Option Exercises In Fiscal 1999 and 1999 Year-End Option/SAR Values

         The following table sets forth the number of shares covered by stock options held by the named executive officers at December 31, 1999 and also shows the values for "in-the-money" options at that date.

                                  Shares                    Number of Securities Underlying
                                 Acquired                       Unexercised Options/SARs              Value of Unexercised In
                                    On          Value                   Held at                      the Money Options/SARs At
Name                            Exercise(#)  Realized ($)         December 31, 1999 (1)                 December 31, 1999(2)
----                            -----------  ------------   ---------------------------------     -------------------------------
                                                            Exercisable($)   Unexercisable($)     Exercisable($)  Unexercisable($)
                                                            --------------   ----------------     --------------  ----------------
Saul P. Steinberg..............    N/A           N/A            750,000           750,000             375,000           --0--

Robert M. Steinberg............    N/A           N/A          1,875,000         4,875,000           3,175,000           --0--

George E. Bello................    N/A           N/A            937,500         2,262,500           2,081,875         3,325,000

Lowell C. Freiberg.............    N/A           N/A            937,500         2,262,500           2,081,875         3,325,000

James E. Yacobucci.............    N/A           N/A            175,000           625,000             --0--             700,000

--------------

         (1) The options shown were granted with one tandem stock appreciation right to the following extent: Robert M. Steinberg, George E. Bello and Lowell
C. Freiberg -- 1,375,000, 756,250 and 756,250 of the options shown in the "Exercisable" column, respectively.

         (2) Options and stock appreciation rights are classified as "in-the-money" if the fair market value of the underlying common stock exceeds the exercise or base price of the option or stock appreciation right. The value of such in-the-money options and stock appreciation rights is the difference between the exercise or base price and the fair market value of the underlying common stock as of December 31, 1999. The fair market value of the Common Stock on December 31, 1999 was $6.625 per share.

Pension Plan Table

         The following table sets forth the approximate annual pension that a named executive officer may receive under (1) the Company's pension plan (the "Company Pension Plan") and the Company's supplemental pension plan (the "Company Supplemental Pension Plan") or (2) Reliance Insurance's pension plan (the "Reliance Insurance Pension Plan") and Reliance Insurance's supplemental pension plan (the "Reliance Insurance Supplemental Pension Plan" and together with the Company Supplemental Pension Plan, the "Supplemental Pension Plans"), in each case assuming selection of a single life annuity, retirement at age 65 and the current level of covered compensation, based on the indicated assumptions as to covered compensation and years of service. Under the Internal Revenue Code of 1986, as amended (the "Code"), for each of the Company Pension Plan and the Reliance Insurance Pension Plan, the maximum annual benefit allowed is $135,000 (which is a combined maximum for persons participating in both plans) and the maximum annual compensation for years beginning with 1994 that may be taken into account in 2000 is presently $170,000. Amounts shown on the following table in excess of $135,000 are payable by the Company only to persons participating in the Company Supplemental Pension Plan, including Saul P. Steinberg, Robert M. Steinberg, George E. Bello and Lowell C. Freiberg, and are payable by Reliance Insurance only to persons participating in the Reliance Insurance Supplemental Pension Plan, including Saul P. Steinberg and Robert M. Steinberg. For purposes of the Supplemental Pension Plans, the covered compensation of each of Saul P. Steinberg, Robert M. Steinberg, George E. Bello and Lowell C. Freiberg includes his bonus paid by the Company or Reliance Insurance, as applicable.

                                                                             Years of Service
                                   ------------------------------------------------------------------------------------------
Covered
Compensation                          5            10           15             20            25           30            35
-----------------------------      -------       ------       ------        -------       -------       -------       -------
$  170,000..................        14,555        29,110       43,665        58,220        72,775        87,330       101,885

   750,000..................        68,205       136,410      204,615       272,820       341,025       409,230       447,435

 1,000,000..................        91,330       182,660      273,990       365,320       456,650       547,980       635,000

 1,250,000..................       114,455       228,910      343,365       457,820       572,275       635,000       635,000

 1,500,000..................       137,580       275,160      412,740       550,320       635,000       635,000       635,000

 2,000,000..................       183,830       367,660      551,490       635,000       635,000       635,000       635,000

         For purposes of calculating pension benefits under the Company Pension Plan and the Company Supplemental Pension Plan, Saul P. Steinberg, Robert M. Steinberg, George E. Bello and Lowell C. Freiberg had 39, 34, 31 and 30 years of credited service and 43, 38, 35 and 34 years of credited service, respectively. For purposes of calculating pension benefits under the Company Pension Plan, as of January 1, 2000, Saul P. Steinberg, Robert M. Steinberg, George E. Bello and Lowell C. Freiberg had salaries of $170,000 each and for purposes of the Company Supplemental Pension Plan, had aggregate salaries and bonuses of approximately $4,600,000,

$3,400,000, $1,700,000 and $1,500,000, respectively (representing, in each case, the average of the salary and bonuses paid to such person in the last five full fiscal years). For purposes of calculating pension benefits under the Reliance Insurance Pension Plan, Saul P. Steinberg, Robert M. Steinberg and James E. Yacobucci had 23, 11 and 10 years of credited service, respectively. As of January 1, 2000, for purposes of calculating pension benefits under the Reliance Insurance Pension Plan, Saul P. Steinberg, Robert M. Steinberg and James E. Yacobucci had salaries of $170,000 each, and for purposes of the Reliance Insurance Supplemental Pension Plan, Saul P. Steinberg and Robert M. Steinberg had aggregate salaries and bonuses of $819,000 and $843,000 (representing, in each case, the average of the salary and bonuses paid to such person in the last five full fiscal years) and 27 and 15 years of credited service, respectively. Under current Code limits and plan provisions, the aggregate pension benefit payable to an individual under all pension plans and supplemental pension plans maintained by the Company and its subsidiaries cannot exceed $635,000. Benefits under each of the above named plans are calculated on the basis of a single life annuity and are not subject to any deduction for Social Security benefits or offset amounts.

Employment Contracts

         In February 1996, Mr. Saul P. Steinberg and the Company entered into an employment agreement (the "SPS Employment Agreement") for a five-year term which commenced February 15, 1996 and which may be extended by Mr. Steinberg or the Company for three successive one-year periods (the "Extended Term"). Pursuant to the SPS Employment Agreement, Mr. Steinberg's base salary will be at least his salary as in effect on January 1, 1996 (which was $1,465,625), subject to increase by the Board of Directors (or any duly empowered committee thereof). Mr. Steinberg's base salary effective as of January 1, 1999 from the Company is $1,758,750. Pursuant to the SPS Employment Agreement, Mr. Steinberg is eligible to receive a bonus for each year determined pursuant to the Executive Bonus Plan or any other subsequent plan in which the chief executive officer or the chief operating officer of the Company participate. See description of the Executive Bonus Plan below. Any subsequent plan must be approved by the stockholders of the Company and provide for a bonus potential of at least 100% of Mr. Steinberg's base salary. Pursuant to the SPS Employment Agreement, if Mr. Steinberg is discharged without "cause" or resigns because of the occurrence of certain events relating to a diminution or change in his duties, the Company is obligated to (i) continue his medical and dental benefits until the end of the Extended Term at the same charge to Mr. Steinberg as he would have paid had he remained employed by the Company, (ii) fully vest all stock option grants and permit the immediate exercise thereof for a period of twelve months after the date of such discharge or resignation and (iii) pay Mr. Steinberg an amount determined by multiplying the number of years remaining from the date of such discharge or such resignation to the end of the Extended Term by the sum of his base salary plus the average bonus paid to him for the two years immediately prior to the date of such discharge or resignation. In the event of the termination of the SPS Employment Agreement because of the death of Mr. Steinberg, his estate will receive a one-time payment in an amount equal to the sum of his base salary plus the average bonus paid to him for the two years immediately prior to his death. In the event of "total disability" or "partial disability" (each as defined in the SPS Employment Agreement), Mr. Steinberg will be paid, until the third anniversary of the date of the total disability or the fifth anniversary of the date of the partial disability (or until the end of the Extended Term, whichever is earlier), his base salary and a bonus in an amount equal to the average bonus paid to him for the two years immediately preceding such disability (less any amounts paid to him under any of the Company's other disability plans). In addition, the SPS Employment Agreement provides that for purposes of the Company Supplemental Pension Plan, Mr. Steinberg's benefits will be calculated using his total base salary and bonus compensation and Mr. Steinberg will be credited for all years of actual service with the Company and with all years until the end of the Extended Term (unless he is terminated for "cause," in which event he will only be credited with all years of actual service).

         In February 1996, Mr. Saul P. Steinberg also entered into a employment agreement with Reliance Insurance (together with the SPS Employment Agreement, the "SPS Employment Agreements") on substantially the same terms as the SPS Employment Agreement (except that Mr. Steinberg's base salary as in effect on January 1, 1996 from Reliance Insurance was $284,375). Mr. Steinberg's base salary effective as of January 1, 1999 from Reliance Insurance is $341,250.

         In February 1996, Mr. Robert M. Steinberg entered into employment agreements with the Company and Reliance Insurance on substantially the same terms as the SPS Employment Agreements (the "RMS Employment Agreements"). The base salaries effective on February 15, 1996 for Robert M. Steinberg from the Company and Reliance Insurance were $1,060,000 and $265,000, respectively. The base salaries for Robert M. Steinberg effective as of January 1, 1999 from the Company and Reliance Insurance are $1,600,000 and $400,000, respectively. Pursuant to the terms of Robert M. Steinberg's employment agreement with the Company, his base salary may be reduced by not more than 15% by the Board of Directors (or any duly empowered committee thereof) for any year in which the base salary of the chief executive officer is similarly reduced.

         In February 1996, each of Messrs. George E. Bello, Executive Vice President and Controller of the Company, and Lowell C. Freiberg, Executive Vice President and Chief Financial Officer of the Company, entered into employment agreements with the Company (collectively, the "Executive Employment Agreements") on substantially the same terms as the RMS Employment Agreements. The base salaries as in effect on January 1, 1996 for Messrs. Bello and Freiberg were $625,000 and $600,000, respectively. The base salaries effective as of January 1, 1999 for Messrs. Bello and Freiberg were $675,000 and $650,000, respectively. Pursuant to the terms of the Executive Employment Agreements, the base salary of each of Messrs. Bello and Freiberg may be reduced by not more than 15% by the Board of Directors (or any duly empowered committee thereof) for any year in which the chief executive officer's and the chief operating officer's base salaries are similarly reduced.

         The Executive Bonus Plan, in which Messrs. Saul P. Steinberg, Robert M. Steinberg and Messrs. George E. Bello and Lowell C. Freiberg participate, provide for basic bonuses of between 85% and 150% of annual base salary (as defined) depending upon the number of targets, between two and fifteen, relating to the performance criteria described in the Executive Bonus Plan that are achieved, and supplemental bonuses of up to 285% of annual base salary if at least eight targets and one or both of two additional targets relating to stockholders' equity are achieved. In no event may any bonus paid under the Executive Bonus Plan to any executive exceed 400% of his base salary. The Special Compensation Committee has the discretion under the Executive Bonus Plan to reduce any bonus in excess of 300% of an executive's base salary to no less than 300% of such salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 31, 2000 with respect to beneficial ownership of Common Stock by each Director of the Company and by all executive officers and Directors of the Company as a group. The persons named below hold sole voting and investment power with respect to the shares shown opposite their names unless otherwise indicated. Saul P. Steinberg and Robert M. Steinberg have an address of Park Avenue Plaza, 55 East 52nd Street, New York, New York 10055.

                                                                Number of Shares                     Percent
                                                                  And Nature of                        of
Name of Beneficial Owner                                      Beneficial Ownership                   Class (1)
------------------------                                      --------------------                  ---------
Saul P. Steinberg..........................                   36,386,563(2)(3)(5)                     31.3

Robert M. Steinberg........................                   12,185,618(2)(4)(5)(6)                  10.3

George R. Baker............................                       53,725(2)(7)                         *

George E. Bello............................                    1,670,873(5)(6)                         1.4

Lowell C. Freiberg.........................                    1,007,783(5)                            *

Dr. Thomas P. Gerrity......................                       70,088(7)                            *

Jewell J. McCabe...........................                       50,000(7)                            *

Irving Schneider...........................                      224,500(7)                            *

Bernard L. Schwartz........................                       60,000(7)(8)                         *

Richard E. Snyder..........................                       51,000(7)                            *

Dr. Bruce E. Spivey........................                       25,000(7)                            *

Howard E. Steinberg........................                      772,699(5)(6)(9)                      *

James E. Yacobucci.........................                      179,064(5)                            *

All Executive Officers and Directors as a
Group                                                         52,218,953(3)(4)(5)(6)(7)               42.7
                                                                        (9)(10)

--------------------
         (1) An asterisk indicates that the shares owned represent less than 1% of the class.

         (2) Includes with respect to, Saul P. Steinberg and Robert M. Steinberg, and excludes with respect to George R. Baker, 5,280,830 shares owned by four separate trusts relating to the estate of Julius Steinberg. Saul P. Steinberg, Robert M. Steinberg, their mother and George R. Baker are the trustees of each of the trusts and have the shared power to vote and otherwise deal with the shares. Saul P. Steinberg, Robert M. Steinberg and their sisters Roni Sokoloff and Lynda Jurist are respective beneficiaries under each of the trusts.

         (3) Includes 4,000 shares held by Saul P. Steinberg as custodian for his daughter, as to which he disclaims beneficial ownership. Includes 75,180 shares owned by Saul P. Steinberg's mother, 336,300 shares owned by his wife, 15,200 shares held by his wife as custodian for his daughter, 650,000 shares held by the Saul & Gayfryd Steinberg Foundation, Inc. and 3,000,000 shares owned by Steinberg Family Partners, L.P., a family limited partnership whose general partner is an entity controlled by Saul P. Steinberg. Saul P. Steinberg disclaims beneficial ownership over all of those shares, except, in the case of the shares held by Steinberg Family Partners, those shares in which Mr. Steinberg is deemed to have a pecuniary interest. Excludes 151,340 shares held by trusts for the children of Saul P. Steinberg (for which Robert M. Steinberg serves as the sole trustee).

         (4) Includes 151,340 shares held by trusts for the children of Saul P. Steinberg for which Robert M. Steinberg serves as sole trustee, as to all of which Robert M. Steinberg disclaims beneficial ownership.

         (5) Includes shares based on the assumed exercise of currently exercisable options to purchase Common Stock owned through the Company's Option Plans as follows: Saul P. Steinberg--750,000, Robert M. Steinberg--1,875,000, George E. Bello--937,500, Lowell C. Freiberg--937,500, Howard E.
Steinberg--687,500, James E. Yacobucci--175,000 and all Executive Officers and Directors as a Group --6,190,000 shares.

         (6) Includes shares allocable to employee contributions under the SIP, as to which the employee has dispositive power, as follows: Robert M. Steinberg--39,608, George E. Bello--23,089, Howard E. Steinberg -- 3,038 and all Executive Officers and Directors as a Group-- 65,735 shares. All of the Common Stock held under the SIP will be voted by a trustee of the SIP, CTC Illinois Trust Company, in its sole discretion, in accordance with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended.

         (7) Includes, for each of George R. Baker, Dr. Thomas P. Gerrity, Jewell J. McCabe, Irving Schneider, Bernard L. Schwartz and Richard E. Snyder, 50,000 shares and for Dr. Bruce E. Spivey, 25,000 shares based on the assumed exercise of currently exercisable options to purchase Common Stock. Includes for all Executive Officers and Directors as a Group, with respect to the options held by these persons, 325,000 shares based on the assumed exercise of such options.

         (8) All of these shares (except for those included based on the assumed exercise of currently exercisable options) are beneficially owned by the Bernard and Irene Schwartz Foundation and investment and voting power over these shares are shared.

         (9) Includes 2,000 shares held as trustee for his child, as to which beneficial ownership is disclaimed.

         (10) Includes 5,280,830 shares owned by four separate trusts relating to the estate of Julius Steinberg. See Note 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Compensation Committee Interlocks and Insider Participation

         The Regular Compensation Committee of the Board of Directors consists of Saul P. Steinberg, George E. Bello and Jewell Jackson McCabe. Saul P. Steinberg and George E. Bello are both officers and employees of the Company. The Special Compensation Committee of the Board of Directors is comprised solely of the following outside directors: Irving Schneider and Jewell Jackson McCabe.

         Reliance Figueroa Associates Limited Partnership ("Reliance Figueroa") is a limited partnership which owns apartment buildings and commercial properties and in which Saul P. Steinberg, Chairman of the Board of the Company, has a limited partnership interest of 56%, and Robert M. Steinberg, Vice Chairman of the Board of the Company, has a limited partnership interest of 24%. The general partner of Reliance Figueroa was, until June 1997, an indirect subsidiary of the Company (the "GP") and was entitled to receive 48% of any cumulative net profits (as defined) realized from the activities of Reliance Figueroa and received the benefit of any tax losses. The remainder of the cumulative net profits of Reliance Figueroa were allocated to the limited partners in accordance with their respective partnership interests.

         In June 1997, all of the common stock of Onyx, Inc. ("Onyx"), the Company subsidiary that owned all of the common stock of the GP, was acquired by investors unaffiliated with the Company (the "Investors") and Reliance Insurance acquired a $27.6 million preferred stock interest in Onyx. Subsequently, the Company and Reliance Insurance purchased from Onyx, $18 million aggregate principal amount of its 11.9% promissory notes due 2020 (the "Company Note") and $11 million aggregate principal amount of its 11.9% promissory notes due 2010 (the "Reliance Insurance Note"), respectively. In July 1998, the Reliance Insurance Note was repaid in full and a $5 million prepayment was made on the Company Note.

         During 1999, the Company contracted for certain graphic design services with an unaffiliated graphic design firm which subcontracted certain related printing services with a printing company in which a brother-in-law of Messrs. Saul P. Steinberg and Robert M. Steinberg, Joseph Jurist, holds a material interest. Including amounts received pursuant to that subcontracting arrangement, such printing company received approximately $171,000 relating to services provided to the Company and its subsidiaries. The Company believes the amount paid to the printing company represented fair market value to the Company.

         On March 8, 1999, Reliance Insurance, a wholly-owned subsidiary of the Company, purchased from Roni Sokoloff, the wife of Bruce L. Sokoloff, Senior Vice President-Administration, of the Company and the sister of Messrs. Saul P. Steinberg and Robert M. Steinberg, 100,000 shares of the Company's Common Stock for a purchase price of $9.4375 per share, the closing price of the Common Stock on the New York Stock Exchange on that day. The shares were purchased by Reliance Insurance for anticipated contributions to employee compensation plans.

Related Party Transactions

         A description of certain transactions between the Company and Reliance Figueroa is set forth above under "Compensation Committee Interlocks and Insider Participation." The limited partners of Reliance Figueroa include the following additional executive officers of the Company who hold the following limited partnership interests: Messrs. Bello (3.8%), Freiberg (2.5%), Henry A. Lambert (3.8%), Dennis J. O'Leary (.635%), Philip S. Sherman (.635%), Bruce L. Sokoloff (1.3%) and Howard E. Steinberg (1.3%).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of April, 2000.



                                    RELIANCE GROUP HOLDINGS, INC.



                                    By:  /s/ GEORGE R. BAKER
                                         -------------------------------------
                                         George R. Baker
                                         President and Chief Executive Officer