Form 10-Q
period 2000-03-31
RELIANCE GROUP HOLDINGS INC
filed 2000-05-15
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ________ To

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of May 1, 2000, 114,835,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                           Page
                                                                            No.
                                                                           ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Statement of Operations for the Quarters Ended
            March 31, 2000 and 1999 (Unaudited)..........................    2

         Consolidated Balance Sheet at March 31, 2000 (Unaudited) and
            December 31, 1999............................................    3

         Consolidated Statement of Changes in Shareholders' Equity for
            the Quarter Ended March 31, 2000 (Unaudited).................    4

         Consolidated Statement of Comprehensive Income (Loss)
            for the Quarters Ended March 31, 2000 and 1999 (Unaudited)...    5

         Consolidated Condensed Statement of Cash Flows for the Quarters
            Ended March 31, 2000 and 1999 (Unaudited)....................    6

         Notes to Consolidated Financial Statements (Unaudited)..........    7

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................   13

PART II. OTHER INFORMATION, AS APPLICABLE................................   21

SIGNATURES  .............................................................   22

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Quarter Ended March 31                                      2000           1999
----------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
Premiums earned .....................................   $   618,010    $   588,994
Net investment income ...............................        66,739         73,188
Gain on sales of investments ........................       280,049          9,177
Other ...............................................        58,435         78,667
                                                        -----------    -----------

                                                          1,023,233        750,026
                                                        -----------    -----------
Claims and expenses:
Policy claims and settlement expenses ...............       492,944        391,686
Policy acquisition costs and other insurance expenses       220,662        212,548
Restructuring charge ................................            --         24,000
Interest ............................................        14,775         15,493
Other operating expenses ............................        74,535         85,688
                                                        -----------    -----------

                                                            802,916        729,415
                                                        -----------    -----------
Income before income taxes and equity in
    investee companies ..............................       220,317         20,611
Provision for income taxes ..........................       (74,700)        (5,600)
Equity in investee companies ........................          (118)        27,290
                                                        -----------    -----------

Income before cumulative effect of accounting change        145,499         42,301
Cumulative effect of change in accounting
     for insurance assessments ......................            --        (57,850)
                                                        -----------    -----------

Net income (loss) ...................................   $   145,499    $   (15,549)
                                                        ===========    ===========

Basic per share information:
Income before cumulative effect of accounting change    $      1.27    $       .37
                                                        ===========    ===========

Net income (loss) ...................................   $      1.27    $      (.13)
                                                        ===========    ===========

Diluted per share information:
Income before cumulative effect of accounting change    $      1.23    $       .36
                                                        ===========    ===========

Net income (loss) ...................................   $      1.23    $      (.13)
                                                        ===========    ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       March 31     December 31
ASSETS                                                                     2000            1999
-----------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $460,059 and $480,016) ..................   $    466,625    $    484,340
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,659,915 and $2,849,448) .............      2,573,166       2,763,508
     Equity securities - at quoted market (cost $236,439
        and $277,317) ..........................................        912,995       1,004,776
     Short-term investments ....................................        226,186         263,042
Cash ...........................................................        146,556         106,207
Premiums and other receivables .................................      1,857,891       1,763,561
Reinsurance recoverables .......................................      6,466,181       6,263,553
Federal and foreign income taxes, including deferred taxes .....         38,743          93,374
Investment in investee company .................................        421,954         423,398
Deferred policy acquisition costs ..............................        292,394         301,168
Excess of cost over fair value of net assets acquired, less
      accumulated amortization .................................        207,904         210,294
Other assets ...................................................        602,056         938,282
                                                                   ------------    ------------

                                                                   $ 14,212,651    $ 14,615,503
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------

Unearned premiums ..............................................   $  2,060,134    $  2,065,411
Unpaid claims and related expenses .............................      8,362,211       8,285,977
Accounts payable and accrued expenses ..........................      1,247,900       1,842,769
Reinsurance ceded premiums payable .............................        680,617         667,924
Term loans and short-term debt .................................        279,168         279,105
Debentures and notes ...........................................        455,980         455,980
                                                                   ------------    ------------

                                                                     13,086,010      13,597,166
                                                                   ------------    ------------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,166 shares issued and outstanding          11,617          11,617
     Additional paid-in capital ................................        554,393         551,514
     Retained earnings .........................................        230,571          85,072
     Accumulated other comprehensive income ....................        341,032         381,106
                                                                   ------------    ------------

                                                                      1,137,613       1,029,309
     Treasury stock, 1,331 shares ..............................        (10,972)        (10,972)
                                                                   ------------    ------------
                                                                      1,126,641       1,018,337
                                                                   ------------    ------------

                                                                   $ 14,212,651    $ 14,615,503
                                                                   ============    ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   Accumulated Other
                                                                                  Comprehensive Income
                                                                            -----------------------------
                                                                                                      Net
                                                                                               Unrealized
                                                                                     Net          Loss on
                                                 Additional                   Unrealized          Foreign
                                        Common      Paid-In      Retained        Gain on         Currency    Treasury  Shareholders'
                                         Stock      Capital      Earnings    Investments      Translation       Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Balance, January 1, 2000 ...........   $11,617   $  551,514    $   85,072   $    413,133     $    (32,027)  $ (10,972)  $ 1,018,337

Transactions of investee
        company ....................                  2,879                       (3,519)                                      (640)

Net income .........................                              145,499                                                   145,499

Depreciation after deferred
          income taxes .............                                             (33,614)                                   (33,614)

Foreign currency translation .......                                                               (2,941)                   (2,941)
                                       -------   ----------    ----------   ------------     ------------   ---------   -----------

Balance, March 31, 2000 ............   $11,617   $  554,393    $  230,571   $    376,000     $    (34,968)  $ (10,972)  $ 1,126,641
                                       =======   ==========    ==========   ============     ============   =========   ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                                 Quarter Ended March 31
                                                     -------------------------------------------------------------------------------
                                                                      2000                                     1999
                                                     -------------------------------------     -------------------------------------
                                                                   Income tax                               Income tax
                                                       Pretax        effect      After-tax       Pretax        effect      After-tax
                                                     ---------     ----------    ---------     ---------    ----------    ----------
Net income (loss) ...............................                                $ 145,499                                $ (15,549)
                                                                                 ---------                                ---------

Other comprehensive income (loss):

Unrealized holding gains (losses) ...............    $ 227,451     $ (79,609)    $ 147,842     $(158,188)    $  55,367    $(102,821)
Less: reclassification adjustment for
     gains realized in net income (loss) ........     (284,577)       99,602      (184,975)      (14,380)        5,033       (9,347)
                                                     -------------------------------------     ------------------------------------

Net unrealized gains (losses) recognized
     in other comprehensive income (loss) .......      (57,126)       19,993       (37,133)     (172,568)       60,400     (112,168)
Foreign currency translation ....................       (4,525)        1,584        (2,941)       (1,532)          536         (996)
                                                     -------------------------------------     ------------------------------------

Total other comprehensive income (loss) .........    $ (61,651)    $  21,577       (40,074)    $(174,100)    $  60,936     (113,164)
                                                     -------------------------------------     ------------------------------------

Total comprehensive income (loss) ...............                                $ 105,425                                $(128,713)
                                                                                 =========                                =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                        2000         1999
--------------------------------------------------------------------------------
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ..............   $(482,924)   $ (89,173)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..............     247,822      157,569
    Equity securities ................................     337,188        6,748
Maturities and redemptions of:
    Fixed maturities available for sale ..............      19,624       61,562
    Fixed maturities held for investment .............      16,930       27,714
Purchases of:
    Fixed maturities available for sale ..............     (85,585)    (259,201)
    Equity securities ................................     (23,862)     (13,704)
Decrease in short-term investments - net .............      40,848      159,281
Other - net ..........................................     (29,671)     (37,981)
                                                         ---------    ---------

                                                           523,294      101,988
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ...............................         717       45,000
Decrease in short-term debt - net ....................          --       (1,000)
Repayments of term loans .............................        (738)     (43,214)
Redemption of debentures and notes ...................          --       (7,500)
Issuance of common stock .............................          --          247
Dividends ............................................          --       (9,287)
Purchase of treasury stock ...........................          --      (10,972)
                                                         ---------    ---------

                                                               (21)     (26,726)
                                                         ---------    ---------

Increase (decrease) in cash ..........................      40,349      (13,911)
Cash, beginning of period ............................     106,207       81,612
                                                         ---------    ---------

Cash, end of period ..................................   $ 146,556    $  67,701
                                                         =========    =========

Supplemental disclosures of cash flow information:

Interest paid ........................................   $   4,300    $   3,000
                                                         =========    =========

Income taxes (paid) refunded .........................   $    (200)   $   7,500
                                                         =========    =========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 2000, and the results of operations, changes in shareholders' equity, comprehensive income (loss) and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. SALE OF SURETY

On April 10, 2000, the Company reached a definitive agreement to sell the Reliance Surety operation to Travelers Property Casualty Corp. for $580 million in cash. This transaction will result in an after-tax gain of approximately $240 million and increase statutory policyholders' surplus by approximately $300 million. The closing of the sale, which is subject to customary corporate and regulatory approvals, is expected to occur in the second quarter of 2000.

3. EQUITY IN INVESTEE COMPANIES

The Company's equity in investee companies is as follows:

Quarter Ended March 31                                       2000        1999
-----------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc. ...................    $   (118)   $  2,105
Zenith National Insurance Corp. (1)..................          --      25,185
                                                         --------    --------

                                                         $   (118)   $ 27,290
                                                         ========    ========

(1) The equity in investee company for the quarter ended March 31, 1999, includes $24.9 million representing the Company's portion of a gain from the sale of CalFarm Insurance Company by Zenith National Insurance Corp. ("Zenith"). On October 25, 1999, the Company sold its entire investment in Zenith.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Quarter Ended March 31                                     2000          1999
-----------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues........................................     $  406,639   $   489,903
Income (loss) before income taxes...............         (3,108)       23,585
Net income (loss)...............................         (2,051)       14,870
Net income (loss) per diluted share.............           (.30)          .73

4. Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                           Quarter Ended March 31
                           -----------------------------------------------------
                                     2000                         1999
                           -----------------------------------------------------

                             Premiums      Premiums      Premiums      Premiums
                              Written        Earned       Written        Earned
                           ----------    ----------    ----------    ----------

     Direct.............   $1,114,874    $1,113,204    $1,325,151    $1,040,959
     Assumed............      184,505       163,418       352,027       266,233
     Ceded..............     (674,279)     (658,612)     (960,054)     (718,198)
                           ----------    ----------    ----------    ----------

     Net premiums.......   $  625,100    $  618,010    $  717,124    $  588,994
                           ==========    ==========    ==========    ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                        Quarter Ended March 31
                                                        -----------------------
                                                              2000         1999
                                                        ----------   ----------

      Gross........................................     $1,072,793   $1,028,115
      Reinsurance recoveries.......................       (579,849)    (636,429)
                                                        ----------   ----------

      Net policy claims and settlement expenses....     $  492,944   $  391,686
                                                        ==========   ==========

5. EARNINGS PER SHARE

The basic and diluted per share reconciliations of income before cumulative effect of accounting change to net income (loss) is as follows:

Quarter Ended March 31                                        2000        1999
------------------------------------------------------------------------------
Basic income (loss) per share:
   Income before cumulative effect
      of accounting change............................      $ 1.27      $  .37
   Cumulative effect of change in accounting
      for insurance assessments.......................          --        (.50)
                                                            ------      ------

   Net income (loss)..................................      $ 1.27      $ (.13)
                                                            ======      ======

Diluted income (loss) per share:
   Income before cumulative effect
      of accounting change............................      $ 1.23      $  .36
   Cumulative effect of change in accounting
      for insurance assessments.......................          --        (.49)
                                                            ------      ------

   Net income (loss)..................................      $ 1.23      $ (.13)
                                                            ======      ======

The reconciliation of the basic to diluted per share information is as follows:

Quarter Ended March 31                                       2000         1999
------------------------------------------------------------------------------
(In thousands, except per share amounts)
Income before cumulative effect of
   accounting change.................................    $145,499     $ 42,301
                                                         ========     ========

Weighted average number of basic shares outstanding..     114,734      115,615
Effect of dilutive securities-options................       3,132        2,698
                                                         --------     --------

Weighted average number of dilutive shares
  outstanding .......................................     117,866      118,313
                                                         ========     ========

Basic per share income before cumulative
   effect of accounting change.......................    $   1.27     $    .37
                                                         ========     ========

Diluted per share income before cumulative
   effect of accounting change.......................    $   1.23     $    .36
                                                         ========     ========

6. BUSINESS SEGMENT INFORMATION

Quarter Ended March 31                                      2000           1999
--------------------------------------------------------------------------------
(In thousands)

Revenues:
Property and casualty insurance
   Premiums earned:
      Reliance National ..........................   $   270,131    $   249,981
      Reliance Insurance .........................       182,614        193,394
      Reliance Personal ..........................        76,329         57,045
      Reliance Reinsurance .......................        36,571         38,970
      Reliance Surety ............................        52,329         49,614
      Other ......................................            36            (10)
                                                     -----------    -----------
                                                         618,010        588,994
   Net investment income .........................        66,739         73,188
   Gain on sales of investments ..................       280,049          9,177
                                                     -----------    -----------
                                                         964,798        671,359

Information technology consulting ................        43,384         63,952
Other ............................................        15,051         14,715
                                                     -----------    -----------
                                                     $ 1,023,233    $   750,026
                                                     ===========    ===========

Income before income taxes and
   equity in investee companies:
Property and casualty insurance
   Underwriting gain (loss):
      Reliance National ..........................   $   (63,314)   $    (5,457)
      Reliance Insurance .........................       (29,605)       (10,581)
      Reliance Personal (1) ......................       (13,007)       (34,905)
      Reliance Reinsurance .......................        (6,481)        (1,035)
      Reliance Surety ............................        16,110         10,986
      Other ......................................          (214)           399
                                                     -----------    -----------
                                                         (96,511)       (40,593)
   Net investment income .........................        66,739         73,188
   Gain on sales of investments ..................       280,049          9,177
                                                     -----------    -----------
                                                         250,277         41,772

Information technology consulting ................        (1,451)         4,878
Other ............................................       (28,509)       (26,039)
                                                     -----------    -----------
                                                     $   220,317    $    20,611
                                                     ===========    ===========

(1) Includes the effect of the $24.0 million restructuring charge in 1999. See note 7 to the unaudited consolidated financial statements.

7. RESTRUCTURING CHARGE

During the first quarter of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation of the Company's non-standard automobile insurance operation, Reliant, formerly part of Reliance National, with Reliance Direct, formerly a separate operating unit. The new combined operating unit is named Reliance Personal.

The restructuring charge includes the write-off of $18 million of deferred policy acquisition costs at Reliance Direct, which resulted from the decision to offer a new integrated product, change marketing focus and support, non-renew certain policies, and the related reduction in the estimate of automobile policy renewal rates. The charge also includes write-off of $2.2 million of previously capitalized information technology expenditures at Reliance Direct which will not be utilized by Reliance Personal and which have no alternative use. The charge also includes $2 million of severance costs, of which $1.7 million has been paid through March 31, 2000, related to the termination of Reliance Direct employees, and $1.8 million of costs, of which $1.7 million has been paid through March 31, 2000, associated with the termination of certain of Reliance Direct's third party service contracts. The Company estimates that the remaining severance and terminated service contracts will be paid by the end of 2000.

On February 29, 2000, the Company announced a series of strategic and financial actions and initiatives including the consolidation of the corporate infrastructure and business units, which is expected to result in expense savings. In conjunction with the consolidation effort, which the Company believes will be finalized prior to June 30, 2000, the Company expects to incur a significant restructuring charge in the second quarter of 2000. In addition, the Company expects, under certain circumstances, to incur a pretax charge of approximately $18 million, in 2000, related to its capital raising initiatives.

8. ADOPTION OF STATEMENT OF POSITION

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP"). The SOP provides guidance as to when to recognize a liability for loss-based and other insurance-related assessments. The effect of adopting the SOP was an increase in the net loss in 1999 for the cumulative effect of the change in accounting principle of $57.9 million ($.49 per diluted share), net of a $31.1 million income tax benefit. Approximately $61 million of the $89 million pretax charge relates to loss-based assessments for workers' compensation insurance. The remaining $28 million charge relates primarily to premium-based assessments and assessments by guaranty funds.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

      OVERVIEW

      On April 10, 2000, the Company reached a definitive agreement to sell the Reliance Surety operation to Travelers Property Casualty Corp. for $580 million in cash. This transaction will result in an after-tax gain of approximately $240 million and increase policyholders' surplus by approximately $300 million. The closing of the sale, which is subject to customary corporate and regulatory approvals, is expected to occur in the second quarter of 2000. The net proceeds from the sale, which will be retained by Reliance Insurance Company, are expected to be invested in fixed income securities. After taking into account the expected increase in net investment income on an ongoing basis, the Company estimates that, as a result of the sale, its after-tax annualized operating income will be reduced by $24 million.

      On February 29, 2000, the Company announced a series of strategic and financial actions and initiatives which, in addition to the sale of Reliance Surety, are designed to strengthen its capital and improve its credit rating. These actions include:

      o Extension of the maturity of $237.5 million of bank borrowings from March 31, 2000 to August 31, 2000.

      o Suspension of the Company's $.08 per share quarterly dividend, which is estimated to reduce cash payments by $37 million per year.

      o Consolidation of the corporate infrastructure and business units which is expected to result in approximately $80 million in annualized expense savings. In conjunction with the consolidation effort, which the Company believes will be finalized prior to June 30, 2000, the Company expects to incur a significant restructuring charge in the second quarter of 2000.

      The Company had an operating loss in the first quarter of 2000, before gains on sale of investments, of $36.5 million ($.31 per diluted share). The first quarter 2000 operating loss includes after-tax underwriting losses of $40.0 million ($.34 per diluted share) from property and casualty insurance business that has been classified as run-off. Operating income in the first quarter of 1999 was $11.4 million ($.10 per diluted share) and includes an after-tax restructuring charge of $15.6 million ($.13 per diluted share). See note 7 to the unaudited consolidated financial statements for further discussion of the 1999 restructuring charge. Net income in the first quarter of 2000 was $145.5 million ($1.23 per diluted share) and included after-tax gains on sales of investments of $182.0 million ($1.54 per diluted share). These investment gains resulted from the sale of equity securities, primarily common stock of Symbol Technologies, Inc. The net loss in the first quarter of 1999 was $15.5 million ($.13 per diluted share). The net loss resulted from the adoption of the American Institute of Certified Public Accountants' Statement of Position No. 97-3 ("SOP"). The effect of adopting the SOP was to reduce net income for the cumulative effect of the change in accounting principle by $57.9 million ($.49 per diluted share). The first quarter 1999 net results also include: (i) a gain of $24.9 million ($.21 per diluted share) representing the pro rata portion of a gain realized by an investee company, Zenith National Insurance Corp., on the sale of its CalFarm Insurance subsidiary, and (ii) after-tax gains on sales of investments of $6.0 million ($.05 per diluted share).

      PROPERTY AND CASUALTY INSURANCE OPERATIONS

      The consolidated property and casualty insurance underwriting loss was $96.5 million in the first quarter of 2000, which includes a $62 million underwriting loss from business that has been classified as run-off. The consolidated underwriting loss in the first quarter of 1999 was $40.6 million, which included a $24.0 million restructuring charge for Reliance Personal.

      Net premiums written, net premiums earned, underwriting gain (loss) and combined ratios for each of the property and casualty insurance operating units are as follows (dollars in thousands):

                                                Quarter Ended March 31
                                              --------------------------
                                                   2000             1999
                                              ---------        ---------

      Net Premiums Written

         Reliance National                    $ 312,754        $ 352,040
         Reliance Insurance                     159,934          186,931
         Reliance Personal                       54,782           79,456
         Reliance Reinsurance                    48,941           54,845
         Reliance Surety                         48,662           43,872
         Other                                       27              (20)
                                              ---------        ---------

                                              $ 625,100        $ 717,124
                                              =========        =========

      Net Premiums Earned

         Reliance National                    $ 270,131        $ 249,981
         Reliance Insurance                     182,614          193,394
         Reliance Personal                       76,329           57,045
         Reliance Reinsurance                    36,571           38,970
         Reliance Surety                         52,329           49,614
         Other                                       36              (10)
                                              ---------        ---------

                                              $ 618,010        $ 588,994
                                              =========        =========

      Underwriting Gain (Loss)

         Reliance National                    $ (63,314)       $  (5,457)
         Reliance Insurance                     (29,605)         (10,581)
         Reliance Personal (1)                  (13,007)         (34,905)
         Reliance Reinsurance                    (6,481)          (1,035)
         Reliance Surety                         16,110           10,986
         Other                                     (214)             399
                                              ---------        ---------

                                              $ (96,511)       $ (40,593)
                                              =========        =========

      Combined Ratios (2)

         Reliance National                        121.8%           101.9%
         Reliance Insurance                       115.5%           105.1%
         Reliance Personal (1)                    117.1%           161.3%
         Reliance Reinsurance                     117.8%           102.8%
         Reliance Surety                           69.1%            77.8%
         Consolidated                             114.6%           106.7%

      (1) Includes the effect of the $24.0 million restructuring charge in 1999.

      (2) Calculated on a GAAP basis, after policyholders' dividends. Combined ratios for Other are not presented since they are not meaningful.

      RELIANCE NATIONAL

      The decline in net premiums written in the first quarter of 2000 primarily resulted from run-off business which has either been cancelled or not renewed, including foreign sourced business. Foreign sourced premiums were $85.8 million in the first quarter of 2000 compared to $124.6 million in corresponding 1999 period. The decline in net premiums written in 2000 also reflects a slowdown in new business production. The increase in net premiums earned in 2000 reflects increased writings in 1999 which are being earned in 2000.

      The increased underwriting loss in the first quarter of 2000 primarily reflects run-off business which had an underwriting loss of $50.0 million, including an underwriting loss from foreign sourced business.

      In conjunction with the Company's plan to reduce operating expenses, Reliance National will be restructured and will merge with Reliance Insurance.

      RELIANCE INSURANCE

      The decline in net premiums written and earned in 2000 reflects the decision to curtail writing certain under-performing transportation lines of business, and a slowdown in new business production, which more than offset price increases on renewed business.

      The increased underwriting loss in the first quarter of 2000 primarily reflects run-off business which had an underwriting loss of $12.5 million, primarily in certain transportation lines. The first quarter 2000 underwriting loss also reflect increased losses in workers' compensation.

      In conjunction with the Company's plan to reduce operating expenses, Reliance Insurance will be restructured and will merge with Reliance National.

      RELIANCE PERSONAL

      The decline in net written premiums in 2000 reflects the ceding of $20.8 million of Reliance Direct premium in connection with the transfer to a third party of all of Reliance Direct's liabilities for unearned premium and related insured losses. The Company also transferred substantially all of Reliance Direct's assets and non-insurance liabilities. The gain from these transactions was not significant.

      The underwriting loss in the first quarter of 1999 includes a $24 million restructuring charge. See note 7 to the unaudited consolidated financial statements for further discussion. Excluding the effect of the restructuring charge, the first quarter 2000 underwriting loss increased reflecting losses in the non-standard automobile line. Reliance Personal is implementing significant price increases and using more stringent underwriting criteria in its non-standard automobile line.

      RELIANCE REINSURANCE

      The decline in net premiums written and earned in the first quarter of 2000 resulted from Reliance Reinsurance's decision to discontinue its marine and aviation lines, and from lower premiums in the agricultural reinsurance division due to the loss of key personnel.

      The increased underwriting loss in the first quarter of 2000 reflects reserve strengthening in marine and aviation lines.

      RELIANCE SURETY

      On April 10, 2000, the Company signed a definitive agreement to sell Reliance Surety. See "Overview" section of this Management's Discussion and Analysis.

      The increase in net premiums written and earned in 2000 resulted from growth in contract surety and commercial surety premiums.

      The increase in underwriting profits in 2000 reflects a low level of loss activity particularly in contract surety and fidelity lines of business.

      PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

      Net investment income of the property and casualty insurance operations declined to $66.7 million during the three-month period ending March 31, 2000 from $73.2 million in the corresponding 1999 period. The decline primarily resulted from the reduction in the size of the average fixed maturity investment portfolio reflecting the utilization of operating cash flow in 1999 and 2000.

      Gains on sales of investments were $280.0 million in first quarter of 2000 which included $269.0 million from the sale of a portion of the Company's investment in Symbol Technologies, Inc. ("Symbol") common stock. As of May 10, 2000, the Company owns 11.0 million shares of Symbol common stock with a market value of $457.3 million and an unrealized gain of $447.9 million. Gains on sales of investments were $9.2 million in the first quarter of 1999.

      INVESTMENT PORTFOLIO

      At March 31, 2000, the Company's investment portfolio aggregated $3.66 billion (at cost), of which 94% was invested in fixed maturities and 6% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities and invests in investment grade securities (those rated "BBB" or better by Standard and Poor's) and, to a lesser extent, non-investment grade securities and non-rated securities.

      Fixed maturity securities classified as held for investment consist primarily of corporate securities of which substantially all are rated investment grade. Fixed maturity securities classified as available for sale consist of corporate, U.S. Treasury and Government National Mortgage Association (GNMA) securities. At March 31,

      2000, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $453.2 million (14% of the fixed income portfolio) and $200.7 million (6% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale.

      OTHER OPERATIONS

      RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides information technology services to large corporate clients throughout the United States. Information technology revenues declined to $43.4 million in the first three months of 2000 from $64.0 million in the corresponding 1999 period. The decline in revenue resulted from a slowdown in market demand being experienced throughout the entire industry and a decline in solutions business reflecting the reluctance of clients to begin new technology initiatives while monitoring the effectiveness of their Year 2000 conversions. The Company expects its information technology revenues to increase sequentially in the second quarter and the second half of 2000. Gross margins (revenues less cost of services) were $12.2 million in the first quarter of 2000 compared to $21.1 million in the first quarter of 1999. Gross margins as a percentage of revenue were 28.2% in the first quarter of 2000 compared to 33.0% in the corresponding 1999 period. The decline in the gross margin percentage reflects a lower consultant utilization rate and a lower level of solutions business. The decline in gross margins, which was partially offset by lower selling, general and administrative expenses, resulted in a pretax loss of $1.5 million in the first quarter of 2000 compared to pretax income of $4.9 million in the first quarter of 1999. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying unaudited consolidated financial statement of operations.

      EQUITY IN INVESTEE COMPANIES

      Equity income (loss) from the Company's investment in LandAmerica Financial Group, Inc. ("LandAmerica") was $(118,000) in the first quarter of 2000 compared to $2.1 million in the corresponding 1999 period. The decline in LandAmerica's equity earnings reflects an increase in mortgage interest rates. Equity earnings in the first quarter of 1999 includes a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith National Insurance Corp. ("Zenith") on the sale of its CalFarm subsidiary. The Company sold its entire investment in Zenith in the third quarter of 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. Dividends paid by Reliance Insurance Company were $50.4 million in the three months ended March 31, 2000. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or
      (b) the preceding year's statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. During 2000, $124 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law without prior approval by the Pennsylvania Insurance Department. The Company believes that such amount will be sufficient to meet its operating cash needs. There is no assurance that Reliance Insurance Company will meet its tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt.

      Reliance Insurance Company collects and invests premiums prior to payment of associated claims, which are generally made months or years subsequent to the receipt of premiums. Reliance Insurance Company carefully monitors its cash, short-term investments and marketable securities to maintain adequate balances for the timely payment of claims and other operating requirements. At March 31, 2000, Reliance Insurance Company had $297 million of cash and short-term investments.

      For the three months ended March 31, 2000, the Company utilized $482.9 million of cash flow for operating activities compared to $89.2 million in the corresponding 1999 period. The decrease in operating cash flow reflects net cash payments made to settle issues involving the Unicover workers' compensation reinsurance facility and an increase in net payments for property and casualty policy claims and related expenses.

      The Company generated $523.3 million and $102.0 million of cash flow from investing activities for the three months ended March 31, 2000 and March 31, 1999, respectively, primarily from the net sales of marketable securities.

      For the three months ended March 31, 2000, the Company used $21,000 of cash flow for financing activities. For the three months ended March 31, 1999, the Company used $26.7 million of cash flow for financing activities primarily for the purchase of treasury stock and payment of dividends.

      At March 31, 2000, the Company had $735.1 million of outstanding debt, including $237.5 million of bank borrowings with a maturity date of August 31, 2000, and $291.7 million of senior notes due November of 2000 (including $7.5 million held by Reliance Insurance Company). The Company expects to repay these amounts by refinancing. In addition, during the years 2001 to 2004, $176.6 million of debt matures, including $171.8 million of senior subordinated debentures due 2003. The Company expects to repay these amounts by either refinancing this debt or using cash flow from operations or a combination thereof.

      Maintaining appropriate levels of statutory policyholders' surplus is considered important by the Company's management, state insurance regulatory authorities and agencies that rate the insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory policyholders' surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings. In the third quarter of 1999, Standard and Poor's and Moody's Investor Service ("Moody's") placed the ratings of the Company's senior notes, senior subordinated debentures and the claims paying rating of Reliance Insurance Company on credit watch with negative implications. Standard and Poor's also lowered the claims paying rating of Reliance Insurance Company to "A-". In addition, A.M. Best & Company ("Best") placed the "A-(Excellent)" rating of Reliance Insurance Company under review with negative implications. The Company believes that any downgrade in its Best rating would adversely affect its ability to underwrite certain lines of business.

      According to the various rating agencies, these actions were taken due to uncertainty relating to the Company's exposure in the Unicover workers' compensation reinsurance facility ("Unicover"), the Company's ability to accomplish its capital raising objectives and refinancing of its debt. However, subsequent to these actions, the Company has made substantial progress in resolving these uncertainties. In January of 2000, the Company reached settlements with various parties with respect to Unicover. The costs of these settlements were recorded in 1999. In addition, the Company is taking actions designed to strengthen its capital base, including entering into an agreement with Travelers Property Casualty Corp. to sell its Reliance Surety operation for cash proceeds of $580 million, the extension of the maturity date of its bank borrowings until August 31, 2000, and the suspension of cash dividends on the Company's common stock. As a result of these developments, Best improved the status of Reliance Insurance Company's rating from "under review with negative implications" to "under review with developing implications." In addition, Standard & Poor's reaffirmed its rating on the Company including its investment grade rating on the senior notes. Moody's lowered its ratings of the Company's senior notes and senior subordinated debentures, but confirmed the claims paying rating of Reliance Insurance Company.

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

      RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

      PART II. OTHER INFORMATION

      --------------------------------------------------------------------------

      Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            27.   Financial Data Schedule.

      (b)   Reports on Form 8-K.

            During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) January 21, 2000, reporting an Item 5 matter, the conclusion of settlements with various insurance and reinsurance companies to resolve outstanding issues relating to a workers' compensation insurance program created and managed by Unicover Managers, Inc.

            During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) February 28, 2000, reporting an Item 5 matter, the appointment of George R. Baker as President and Chief Executive Officer of the Company, Saul P. Steinberg stepping down as Chief Executive Officer of the Company and the resignation of Robert S. Miller as President and Director of the Company. The Company also reported an agreement in principle to sell its Surety business to Travelers Property Casualty Corp.

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


   Date:    May 15, 2000            /s/ George E. Bello
            ------------            ---------------------------------------
                                    George E. Bello
                                    Executive Vice President and Controller
                                    (Chief Accounting Officer)