Form 10-K/A
period 1999-12-31
RELIANCE GROUP HOLDINGS INC
filed 2000-06-23
CIK 356395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 2

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ----------------------

COMMISSION FILE NUMBER                      1-8278
                      ----------------------------------------------------------

                          RELIANCE GROUP HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                13-3082071
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

           PARK AVENUE PLAZA
          55 EAST 52ND STREET
          NEW YORK, NEW YORK
    (ADDRESS OF PRINCIPAL EXECUTIVE                       10055
               OFFICES)                                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
---------------------------------------  ---------------------------------------
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


                      DOCUMENTS INCORPORATED BY REFERENCE:


          (1) Reliance Group Holdings, Inc. 1999 Annual Report--Parts I, II and IV.



          (2) Reliance Group Holdings, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 21, 2000--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 23RD DAY OF JUNE, 2000.


                                          RELIANCE GROUP HOLDINGS, INC.


                                          BY:      /s/ GEORGE R. BAKER
                                             -----------------------------------
                                                      GEORGE R. BAKER
                                                         PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                                 EXHIBIT INDEX


EXHIBIT  EXHIBIT                                                                                      SEQUENTIALLY
NUMBER   DESCRIPTION                                                                                  NUMBERED PAGE
------   ------------------------------------------------------------------------------------------   -------------
 23.1     --   The consent of Deloitte & Touche LLP (formerly Touche Ross & Co.)                              1
 99.1     --   Annual Report on Form 11-K of Reliance Savings Incentive Plan for the year ended
               December 31, 1999                                                                           1-15