Form 10-Q
period 2000-06-30
RELIANCE GROUP HOLDINGS INC
filed 2000-08-14
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

    ____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of August 1, 2000, 114,835,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X



                                                                                                               Page
                                                                                                                No.
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

              Consolidated Statement of Operations for the Quarters and Six-Month
                  Periods Ended June 30, 2000 and 1999 (Unaudited)........................................      2

              Consolidated Balance Sheet at June 30, 2000 (Unaudited) and
                  December 31, 1999.......................................................................      3

              Consolidated Statement of Changes in Shareholders' Equity for the
                  Six-Month Period Ended June 30, 2000 (Unaudited)........................................      4

              Consolidated Statement of Comprehensive Loss for the
                  Quarters and Six-Month Periods Ended
                  June 30, 2000 and 1999 (Unaudited)......................................................      5

              Consolidated Condensed Statement of Cash Flows for the Six-Month
                  Periods Ended June 30, 2000 and 1999 (Unaudited)........................................      6

              Notes to Consolidated Financial Statements (Unaudited)......................................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................     19


PART II. OTHER INFORMATION, AS APPLICABLE.................................................................     27

SIGNATURES            ....................................................................................     29


RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                               Quarter Ended                     Six Months Ended
                                                                                     June 30                              June 30
                                                                    2000                1999                2000             1999
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
Premiums earned .....................................     $      568,904   $         585,766   $       1,186,914   $    1,174,760
Net investment income ...............................             63,634              71,270             130,373          144,458
Gain (loss) on sales of investments .................             88,699              (2,762)            368,748            6,415
Gain on sale of surety and fidelity operation .......            374,192                   -             374,192                -
Other ...............................................             60,149              81,735             118,584          160,402
                                                          ---------------  ------------------  ------------------  ---------------

                                                               1,155,578             736,009           2,178,811        1,486,035
                                                          ---------------  ------------------  ------------------  ---------------
Claims and expenses:
Policy claims and settlement expenses ...............            962,146             704,830           1,455,090        1,096,516
Policy acquisition costs and other
      insurance expenses ............................            219,747             253,925             440,409          466,473
Interest ............................................             14,414              15,599              29,189           31,092
Restructuring charge ................................             75,144                   -              75,144           24,000
Write-off of excess of costs over fair value
     of net assets acquired .........................            195,552                   -             195,552                -
Reversal of interest expense related to income tax ..                  -             (31,500)                  -          (31,500)
Other operating expenses ............................             73,740              88,754             148,275          174,442
                                                          ---------------  ------------------  ------------------  ---------------

                                                               1,540,743           1,031,608           2,343,659        1,761,023
                                                          ---------------  ------------------  ------------------  ---------------
Loss before income taxes and equity
    in investee companies ...........................           (385,165)           (295,599)           (164,848)        (274,988)
Income tax (provision) benefit ......................           (122,300)            137,700            (197,000)         132,100
Equity in investee companies ........................              2,976               1,008               2,858           28,298
                                                          ---------------  ------------------  ------------------  ---------------

Loss before cumulative effect of
     accounting change ..............................           (504,489)           (156,891)           (358,990)        (114,590)
Cumulative effect of change in accounting
     for insurance assessments ......................                  -                   -                   -          (57,850)
                                                          ---------------  ------------------  ------------------  ---------------

Net loss ............................................     $     (504,489)  $        (156,891)  $        (358,990)  $     (172,440)
                                                          ===============  ==================  ==================  ===============

Basic per share information:
Loss before cumulative effect
     of accounting change ...........................     $        (4.40)  $           (1.38)  $           (3.13)  $        (1.00)
                                                          ===============  ==================  ==================  ===============

Net loss ............................................     $        (4.40)  $           (1.38)  $           (3.13)  $        (1.50)
                                                          ===============  ==================  ==================  ===============

Diluted per share information:
Loss before cumulative effect
     of accounting change ...........................     $        (4.40)  $           (1.38)  $           (3.13)  $        (1.00)
                                                          ===============  ==================  ==================  ===============

Net loss ............................................     $        (4.40)  $           (1.38)  $           (3.13)  $        (1.50)
                                                          ===============  ==================  ==================  ===============



See notes to consilidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                     June 30       December 31
ASSETS                                                                  2000              1999
----------------------------------------------------------------------------------------------
(In thousands, except per share amount)
Marketable securities:
     Fixed maturities held for investment - at
         amortized cost (quoted market $ - and $480,016)....    $       -        $   484,340
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,929,094 and $2,849,448)..........     2,788,546         2,763,508
     Equity securities - at quoted market (cost $198,396
        and $277,317).......................................       709,144         1,004,776
     Short-term investments.................................       379,859           263,042
Cash........................................................       218,994           106,207
Premiums and other receivables..............................     1,854,806         1,763,561
Reinsurance recoverables....................................     6,762,390         6,263,553
Federal and foreign income taxes, including deferred taxes .             -            93,374
Investment in investee company..............................       428,060           423,398
Deferred policy acquisition costs...........................       227,513           301,168
Excess of cost over fair value of net assets acquired, less
      accumulated amortization..............................            -            210,294
Other assets................................................       533,453           938,282
                                                               -----------      ------------

                                                               $13,902,765      $ 14,615,503
                                                               ===========      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Unearned premiums...........................................    $1,907,308       $ 2,065,411
Unpaid claims and related expenses..........................     8,858,719         8,285,977
Accounts payable and accrued expenses.......................     1,328,055         1,842,769
Reinsurance ceded premiums payable..........................       618,823           667,924
Term loans and short-term debt..............................       279,072           279,105
Debentures and notes........................................       455,980           455,980
                                                               -----------      ------------

                                                                13,447,957        13,597,166
                                                               -----------      ------------

Contingencies and commitments

Shareholders' equity:
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,166 shares issued and
       outstanding .........................................        11,617            11,617
     Additional paid-in capital.............................       554,895           551,514
     Retained earnings (deficit) ...........................      (273,918)           85,072
     Accumulated other comprehensive income.................       173,186           381,106
                                                               -----------      ------------
                                                                   465,780         1,029,309
     Treasury stock, 1,331 shares...........................       (10,972)          (10,972)
                                                               -----------      ------------
                                                                   454,808         1,018,337
                                                               -----------      ------------

                                                               $13,902,765      $ 14,615,503
                                                               ===========      ============


See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                Accumulated Other
                                                              Comprehensive Income
                                                             ----------------------
                                                                                 Net
                                                                          Unrealized
                                                                     Net     Loss on
                                     Additional   Retained   Unrealized      Foreign
                              Common    Paid-In   Earnings      Gain on     Currency   Treasury   Shareholders'
                               Stock    Capital  (Deficit)  Investments  Translation      Stock          Equity
---------------------------------------------------------------------------------------------------------------
(In thousands)

Balance, January 1, 2000..  $ 11,617  $551,514  $  85,072    $413,133     $(32,027)   $(10,972)   $1,018,337

Transactions of investee
        company...........               3,381                 (2,850)                                   531

Net loss..................                       (358,990)                                          (358,990)

Depreciation after
          deferred income
          taxes...........                                   (176,356)                              (176,356)

Foreign currency
          translation.....                                                 (28,714)                  (28,714)
                             -------  --------  ---------    --------     --------    --------    ----------

Balance, June 30, 2000....   $11,617  $554,895  $(273,918)   $233,927     $(60,741)   $(10,972)   $  454,808
                             =======  ========  =========    ========     ========    ========    ==========






See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)


(In thousands)
                                                                                 Quarter Ended June 30
                                                   ---------------------------------------------------------------------------------
                                                                    2000                                        1999
                                                   ----------------------------------------    -------------------------------------
                                                                  Income tax                                 Income tax
                                                      Pretax        effect        After-tax       Pretax       effect     After-tax
                                                   -----------   ----------     -----------    ----------   ----------   -----------
Net loss ................................                                       $  (504,489)                             $ (156,891)
                                                                                -----------                              -----------

Other comprehensive income (loss):

Unrealized holding gains (losses) .......          $  (134,946)  $   47,234         (87,712)   $   83,024   $  (29,058)      53,966
Less:  reclassification adjustment for
  gains realized in net loss ............              (83,632)      29,271         (54,361)      (10,127)       3,781       (6,346)
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Net unrealized gains (losses) recognized
  in other comprehensive income (loss) ..             (218,578)      76,505        (142,073)       72,897      (25,277)       47,620
Foreign currency translation ............              (10,278)     (15,495)(a)     (25,773)        1,709         (598)        1,111
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Total other comprehensive income (loss) .          $  (228,856)  $   61,010        (167,846)   $   74,606   $  (25,875)       48,731
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Total comprehensive loss ................                                       $  (672,335)                             $ (108,160)
                                                                                ===========                              ===========



                                                                               Six Months Ended June 30
                                                   ---------------------------------------------------------------------------------
                                                                    2000                                        1999
                                                   ----------------------------------------    -------------------------------------
                                                                  Income tax                                 Income tax
                                                      Pretax        effect        After-tax       Pretax       effect     After-tax
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Net loss ................................                                       $  (358,990)                             $ (172,440)
                                                                                -----------                              -----------

Other comprehensive loss:

Unrealized holding gains (losses) .......          $    92,505   $  (32,375)         60,130    $  (75,164)   $  26,309      (48,855)
Less:  reclassification adjustment for
  gains realized in net loss ............             (368,209)     128,873        (239,336)      (24,507)       8,814      (15,693)
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Net unrealized losses recognized
  in other comprehensive income (loss) ..             (275,704)      96,498        (179,206)      (99,671)      35,123      (64,548)
Foreign currency translation ............              (14,803)     (13,911)(a)     (28,714)          177          (62)         115
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Total other comprehensive loss ..........          $  (290,507)  $   82,587        (207,920)   $  (99,494)   $  35,061      (64,433)
                                                   -----------   ----------     -----------    ----------   ----------   -----------

Total comprehensive loss ................                                       $  (566,910)                             $ (236,873)
                                                                                ===========                              ===========






(a) Includes the effect of a $19.1 million increase in the deferred tax asset valuation allowance.



See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Six Months Ended June 30                                       2000       1999
------------------------------------------------------------------------------
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES.............    $ (750,391) $  (51,344)
                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale.............       454,323     302,348
    Equity securities...............................       330,097      20,364
Maturities and redemptions of:
    Fixed maturities available for sale.............       147,006      89,274
    Fixed maturities held for investment............        16,995      31,063
Purchases of:
    Fixed maturities available for sale.............      (162,491)   (413,414)
    Fixed maturities held for investment............            --      (3,310)
    Equity securities...............................       (30,653)    (53,386)
(Increase) decrease in short-term investments - net.      (111,986)    164,777
Proceeds from sale of surety and fidelity operation.       278,433          --
Other - net.........................................       (58,343)    (69,320)
                                                        ----------  ----------

                                                           863,381      68,396
                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans..............................           876      61,722
Decrease in short-term debt - net...................           --       (3,000)
Repayments of term loans............................        (1,079)    (60,728)
Redemption of debentures and notes..................           --       (7,500)
Issuance of common stock............................           --          380
Dividends...........................................           --      (18,301)
Purchase of treasury stock .........................           --      (10,972)
                                                        ----------  ----------

                                                              (203)    (38,399)
                                                        ----------  ----------

Increase (decrease) in cash.........................       112,787     (21,347)
Cash, beginning of period...........................       106,207      81,612
                                                        ----------  ----------

Cash, end of period.................................    $  218,994  $   60,265
                                                        ==========  ==========

Supplemental disclosures of cash flow information:

Interest paid.......................................    $   29,700  $   26,900
                                                        ==========  ==========

Income taxes refunded...............................    $   45,400  $    7,100
                                                        ==========  ==========






See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 2000, and the results of operations, changes in shareholders' equity, comprehensive loss and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999 with the exception of the reclassification of the "held for investment" portfolio described below) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company no longer intends to hold fixed income securities classified as "held for investment" to maturity. As a result, at June 30, 2000, the Company reclassified the "held for investment" securities to "available for sale" and included the after-tax unrealized loss of $9.7 million associated with these securities in shareholders' equity. In future periods, the Company intends that all fixed income securities will be classified as "available for sale" and, accordingly, will be carried at quoted market.

2.       Sale of Certain Property and Casualty Operations

On May 31, 2000, the Company completed the sale of its surety and fidelity operation to Travelers Casualty and Surety Company for $580 million. This transaction resulted in an after-tax gain of $235 million and increased statutory policyholders' surplus by $308 million. The pretax gain of $374.2 million is included in "Revenues" in the accompanying unaudited consolidated statement of operations. The gain on this sale is subject to the finalization of a closing balance sheet.

Since April 1, 2000, the Company has entered into the following sales agreements:

o On June 30, 2000, the Company entered into an agreement with Hartford Fire Insurance Company ("Hartford") to sell the renewal rights and cede to Hartford its net liability for claims arising after July 1, 2000 for certain business written by its Financial Products, Excess and Surplus and Property divisions. In consideration, the Company will receive from Hartford a payment of $50 million. The Company will pay to Hartford an estimate of unearned premium less a ceding commission of 20%. Unearned premium is estimated to be $63 million. Net premiums written for these businesses to be sold were $50.4 million in the first six months of 2000. This transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000.

o On June 30, 2000, the Company entered into an agreement with Overseas Partners Ltd.("OPL") to sell the stock of Reliance Reinsurance Company for cash consideration of $6 million plus the statutory capital and surplus of Reliance Reinsurance Company, which was approximately $27 million at June 30, 2000. This transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000. Following the closing of this transaction the Company no longer intends to write business through its Reliance Reinsurance profit center. OPL is not assuming any liabilities in connection with the sale. Net premiums written by Reliance Reinsurance profit center were $96.5 million in the first six months of 2000.

o On July 14, 2000, the Company consummated the sale to Kemper Casualty, Inc., Kemper Casualty Insurance Company and Lumbermens Mutual and Casualty Company (collectively, "Kemper") of the renewal rights with respect to the Company's Risk Management Individual Large Accounts business ("Business"). In consideration, Kemper paid the Company $3 million. Additionally, Kemper will pay
(i) on September 15, 2000, an amount equal to the sum of (x) 40% of the Annualized Profit and Administrative Charges (as defined) and (y) 15% of the annualized Insurance Premium Charges (as defined), for each of the insurance contracts of the Business which have been novated, written and/or reinsured by Kemper between and including June 19, 2000 and September 12, 2000 (the "September 15th Payment"), (ii) on January 15, 2001, an amount equal to the sum of (x) 40% of the Annualized Profit and Administrative Charges and (y) 15% of the annualized Insurance Premium Charges, for each of the insurance contracts of the Business which have been novated, written and/or administered by Kemper from and including June 19, 2000 until and including January 5, 2001, exclusive of the insurance contracts which have were subject to the September 15th Payment (the "January 15th Payment"), and (iii) at the earlier of (x) June 19, 2001 or
(y) ten (10) days after the date on which Kemper has novated, written and/or reinsured insurance contracts of the Business with an Annualized Profit and Administration Charges equal to at least $42.7 million, inclusive of the insurance contracts of the Business which were subject to the September 15th Payment and the January 15th Payment, $5 million (the "Final Payment"). In the event (i) Kemper has not novated, written and/or reinsured insurance contracts of the Business with an Annualized Profit and Administration Charges equal to at least $42.7 million on or before June 19, 2001, Kemper shall not owe the Company the Final Payment. Kemper is not assuming any liabilities in connection with the sale. Net premiums written by the Business were $116.4 million in the first six months of 2000.

o On August 4, 2000, the Company consummated the sale to Travelers Indemnity Company ("Travelers") of the renewal rights to the Company's middle market business. Consideration will range from $8 million to $35 million depending on the level of premiums renewed by Travelers. Net premiums written by the middle market division were $204.1 million in the first six months of 2000.

The Company believes that any gains from these transactions, including any gains from the agreements signed on June 30, 2000, will be partially offset by severance related to the termination of employees not transferred to the buyers, and by costs associated with the shut-down of office facilities.

As a result of the Company's intent to dispose of a substantial portion of its ongoing property and casualty insurance operations, including the Company's middle market business, the Company has concluded that its remaining excess of cost over fair value of net assets acquired ("Goodwill") has been impaired. Accordingly, the second quarter and first six months of 2000 results include a charge of $195.6 million ($1.70 per diluted share) representing the write-off of the June 30, 2000 Goodwill balance.

3.       Increase in Loss Reserves

Net policy claims and settlement expenses for the second quarter and first six months of 2000 include a provision of $444.2 million to increase net loss reserves related to policies issued in prior periods, resulting from updated information and subsequent developments. In addition, the Company also incurred an expense of $40.7 million representing the cost of ceding to reinsurers $64.1 million of losses under various stop loss treaties. Accordingly, for the second quarter and first six months of 2000, the net effect of the increase in net loss reserves and the amounts ceded to reinsurers was a pretax charge of $484.9 million.

Actuarial loss reserve reviews in the second quarter of 2000, revealed significant deterioration during 2000 in a number of lines. As a result of this updated information, the Company concluded that an increase in loss reserves in the second quarter of 2000 was appropriate. The increase in loss reserves is due principally to construction defect claims and higher than expected losses in assumed reinsurance, workers' compensation and commercial automobile lines of business. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

o $117.5 million for construction defect claims. The recent number of reported construction defect claims and incurred losses has significantly increased causing the Company to update its assumptions and factors. As a result, an increase in net loss reserves was deemed appropriate.

o $83.6 million for property, marine and aviation lines. This is primarily the result of higher than expected losses reported to the Company on assumed reinsurance treaties. In addition, the Company experienced adverse development in Reliance Reinsurance's workers' compensation business.

o $67.4 million for adverse development in commercial automobile, including trucking and specialty automobile, where there has been a significant increase in claim activity.

o $62.1 million for workers' compensation. Adverse development in this line reflected growth in premium writings in 1998 and 1999 which, based on recent loss emergence data, appear to have been underpriced, together with a recent increase in claim severity above industry averages.

o $50 million related to an alternative dispute resolution trial of certain contested issues between an asbestos producer and certain of its liability insurance carriers, including the Company.

o $127.6 million for adverse development in other lines of business, including personal automobile, accident and health and commercial multiple peril. In addition, the Company has established additional loss adjustment expense reserves for litigation costs associated with settling claims.

Net policy claims and settlement expenses for the second quarter and first six months of 1999 include a provision of $227.2 million to increase net loss reserves for policies issued in prior years, which resulted from updated information and subsequent developments, and a charge of $103.2 million representing the cost of ceding to reinsurers $172.1 million of losses under various stop loss treaties. Accordingly, for the second quarter and first six months of 1999, the net effect of the increase in net loss reserves and the amounts ceded to reinsurers was a pretax charge of $330.4 million.

The increase in loss reserves was due principally to construction defect claims, higher than expected losses in property, assumed reinsurance, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

o $108.4 million for construction defect claims, arising mostly in California. In the second quarter of 1999, the Company completed an actuarial study of these claims, utilizing methodologies provided by an independent actuarial firm which indicated the need to increase loss reserves.

o $106.7 million for property, marine and aviation lines. This is largely the result of higher than expected losses reported to the Company on assumed reinsurance treaties.

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

4.       Restructuring Charges

On February 29, 2000, the Company announced a series of strategic and financial actions and initiatives including the consolidation of its business units and corporate infrastructure. During the second quarter of 2000, the Company recorded a $75.1 million pretax restructuring charge related to this consolidation.

The restructuring charge includes, (i) $31.1 million for employee separations related to approximately 400 employees company-wide (including $10.5 million related to severance payments to a former executive officer of the Company) with $3.5 million paid through June 30, 2000, (ii) $28.2 million to write-off previously capitalized systems in progress which will not be completed and which will have no alternative use, (iii) $12.7 million to exit the Satellite insurance business and property and casualty insurance business located in the Mid-East and, (iv) $3.1 million of other restructuring costs.

Going forward the Company expects to incur additional costs for employee separations, costs related to the continuance of employment of key personnel, and costs associated with office facilities including canceling leases and writing off leasehold improvements and furniture and fixtures. These costs are not currently estimable.

During the first quarter of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation of the Company's personal automobile insurance operations. The restructuring charge included the write-off of $18 million of deferred policy acquisition costs, $2.2 million of previously capitalized information technology expenditures which will not be utilized by the Company and which have no alternative use, $2 million of severance costs related to the termination of employees, and $1.8 million of costs associated with the termination of certain third party service contracts. As of June 30, 2000, substantially all of the severance and third party contract terminations have been paid.

5.       Equity In Investee Companies

The Company's equity in investee companies is as follows:

                                                                             Quarter Ended               Six Months Ended
                                                                                   June 30                        June 30
                                                                       2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands)
LandAmerica Financial Group, Inc. ..........................    $     2,976     $    2,416     $     2,858    $     4,521
Zenith National Insurance Corp. (1).........................              -         (1,408)              -         23,777
                                                                -----------     -----------    -----------    -----------
                                                                $     2,976     $    1,008     $     2,858    $    28,298
                                                                ===========     ==========     ===========    ===========



(1) The equity in investee company for the six months ended June 30, 1999, includes $24.9 million representing the Company's portion of a gain from the sale of CalFarm Insurance Company by Zenith National Insurance Corp. ("Zenith"). On October 25, 1999, the Company sold its entire investment in Zenith.


Summarized financial information for LandAmerica Financial Group, Inc. is as follows:


Six Months Ended June 30                                                                            2000             1999
---------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues............................................................................    $        873,221   $    1,034,048
Income before income taxes..........................................................              23,767           50,755
Net income..........................................................................              15,686           32,001
Net income per diluted share........................................................                0.86             1.59

6.       Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):



                                                                     Six Months Ended June 30
                                               --------------------------------------------------------------------
                                                             2000                                   1999
                                               ---------------------------            -----------------------------
                                                 Premiums         Premiums               Premiums          Premiums
                                                  Written           Earned                Written            Earned
                                               ----------       ----------            -----------       -----------
         Direct.............................   $1,935,951       $2,083,067            $ 2,409,923       $ 2,149,037
         Assumed............................      340,552          322,234                708,602           608,664
         Ceded..............................   (1,257,860)      (1,218,387)            (1,759,770)       (1,582,941)
                                               ----------       ----------            -----------       -----------

         Net Premiums.......................   $1,018,643       $1,186,914            $ 1,358,755       $ 1,174,760
                                               ==========       ==========            ===========       ===========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):


                                                                                     Six Months Ended June 30
                                                                                  -----------------------------
                                                                                        2000              1999
                                                                                  ----------       ------------
         Gross..................................................................  $2,667,420       $ 2,693,857
         Reinsurance recoveries.................................................  (1,212,330)       (1,597,341)
                                                                                  ----------       ------------


         Net policy claims and settlement expenses..............................  $1,455,090       $ 1,096,516
                                                                                  ==========       ===========

7.       Earnings Per Share

The basic and diluted per share reconciliations of loss before cumulative effect of accounting change to net loss is as follows:


                                                                             Quarter Ended           Six Months Ended
                                                                                   June 30                    June 30
                                                                            2000      1999            2000       1999
-----------------------------------------------------------------------------------------------------------------------
Basic loss per share:
   Loss before cumulative effect
      of accounting change...........................................  $ (4.40)   $   (1.38)     $ (3.13)   $   (1.00)
   Cumulative effect of change in accounting
       for insurance assessments.....................................        -            -            -         (.50)
                                                                       -------    ---------      -------    ---------

   Net loss..........................................................  $ (4.40)   $   (1.38)     $ (3.13)   $   (1.50)
                                                                       =======    =========      =======    =========

Diluted loss per share:
   Loss before cumulative effect
      of accounting change...........................................  $ (4.40)   $   (1.38)     $ (3.13)   $   (1.00)
   Cumulative effect of change in accounting
      for insurance assessments......................................        -            -            -         (.50)
                                                                       -------    ---------      -------    ---------

   Net loss..........................................................  $ (4.40)   $   (1.38)     $ (3.13)   $   (1.50)
                                                                       =======    =========      =======    =========



The reconciliation of the basic to diluted per share information is as follows:

                                                                         Quarter Ended                   Six Months Ended
                                                                               June 30                            June 30
                                                               2000               1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Loss before cumulative effect of
     accounting change......................         $     (504,489)    $     (156,891)  $     (358,990)   $     (114,590)
                                                     =============      =============    ============      =============

Weighted average number of
     basic shares outstanding...............                114,734            113,617          114,734           114,603
Effect of dilutive securities-
     options (1)............................                      -                  -                -                 -
                                                     -------------      -------------    ------------      -------------

Weighted average number of
     dilutive shares outstanding............                114,734            113,617          114,734           114,603
                                                     =============      =============    ============      =============

Basic per share loss before
     cumulative effect of
     accounting change......................         $       (4.40)     $       (1.38)   $      (3.13)     $       (1.00)
                                                     =============      =============    ============      =============

Diluted per share loss before
     cumulative effect of
     accounting change......................         $       (4.40)     $       (1.38)   $      (3.13)     $       (1.00)
                                                     =============      =============    ============      =============


(1) For all periods presented, the effect of options has been excluded since their inclusion would be anti-dilutive.

8.       Business Segment Information


                                                                         Quarter Ended                        Six Months Ended
                                                                               June 30                                 June 30
                                                               2000               1999                 2000               1999
-------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues:
Property and casualty insurance:
     Premiums earned                                 $      568,904    $       585,766      $     1,186,914   $      1,174,760
     Net investment income                                   63,634             71,270              130,373            144,458
     Gain (loss) on sales of investments                     88,699             (2,762)             368,748              6,415
     Gain on sale of surety and fidelity
       operation                                            374,192                  -              374,192                  -
                                                     --------------    ---------------      ---------------   ----------------
                                                          1,095,429            654,274            2,060,227          1,325,633

Information technology consulting                            42,181             63,056               85,565            127,008
Other                                                        17,968             18,679               33,019             33,394
                                                     --------------    ---------------      ---------------   ----------------
                                                     $    1,155,578    $       736,009      $     2,178,811   $      1,486,035
                                                     ==============    ===============      ===============   ================

Loss before income taxes and equity in
  investee companies:
Property and casualty insurance:
     Underwriting loss                               $     (683,447)   $      (374,836)     $      (779,958)  $       (415,429)
     Net investment income                                   63,634             71,270              130,373            144,458
     Gain (loss) on sales of investments                     88,699             (2,762)             368,748              6,415
     Gain on sale of surety and fidelity
       operation                                            374,192                  -              374,192                  -
                                                     --------------    ---------------      ---------------   ----------------
                                                           (156,922)          (306,328)              93,355           (264,556)

Information technology consulting                            (5,691)             4,678               (7,142)             9,556
Write-off of excess of costs over
     fair value of net assets acquired                     (195,552)                 -             (195,552)                 -
Other                                                       (27,000)             6,051              (55,509)           (19,988)
                                                     --------------    ---------------      ---------------   ----------------
                                                     $     (385,165)   $      (295,599)     $      (164,848)  $       (274,988)
                                                     ==============    ===============      ===============   ================


9.       Litigation

Beginning in June 2000, common stockholders of the Company have commenced putative class actions in the U.S. District Court for the Southern District of New York against the Company and four of its present or former officers and directors. The actions, which are substantially similar, are brought on behalf of purchasers of the common stock of the Company between February 8, 1999 and May 10, 2000, inclusive, although in some cases the class is defined more generally to include the purchasers of any securities of the Company between those dates. In August 2000, several bondholders commenced putative class actions in the same court against the same defendants. The bondholder actions purport to be brought on behalf of all purchasers of the 9% Senior Notes or 9 3/4% Senior Subordinated Debentures of the Company as early as February 8, 1999 and as late as July 19, 2000. The plaintiffs in the stockholder and bondholder actions allege that the members of the putative classes paid inflated prices for the securities at issue as a result of the defendants' alleged publication of false and misleading statements concerning the financial condition of the Company. The plaintiffs in the stockholder and bondholder actions assert claims for violations of the federal securities laws and, on behalf of themselves and the other putative class members, seek monetary damages, with interest and attorneys' fees, and in some cases also seek declaratory or equitable relief. The Company has not yet been served in several of the stockholder actions or in the bondholder actions and has not yet answered or otherwise responded to any of the complaints. The Company intends to deny the material allegations in each of the lawsuits and to contest vigorously the actions, or such consolidated actions as may be formed.

The Company does not believe that it is probable that its aggregate liability, if any, in respect of these actions will have a material adverse effect on the Company's financial position, although there is no assurance that the disposition or defense of the actions will not materially affect the Company's results for any period.

10.      Tax Matters

Based upon a review of its current tax status, the Company has concluded that it is uncertain whether its net deferred tax assets will be realized. Accordingly, in the second quarter of 2000, the Company increased its deferred tax valuation allowance by $197.4 million, of which $178.3 million was charged to income in the second quarter and first six months of 2000 and the remainder, $19.1 million, charged directly to other comprehensive income.

In the second quarter of 1999, the Company reached a settlement with the Internal Revenue Service concerning various tax matters, including a 1980 asserted tax deficiency with respect to investment tax credits. As a result of the settlement, the Company recorded an after-tax benefit in the second quarter and first six months of 1999 of $55.5 million, including the reversal of $31.5 million of previously accrued interest expense.

11.      Adoption of Statement of Position

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

     Overview

     On June 8, 2000, A.M. Best & Company ("Best") downgraded the rating of Reliance Insurance Company from "A-" (Excellent) to "B++" (Very Good). Subsequently, on July 14, 2000, Best further downgraded Reliance Insurance Company to "B" (Fair). Among the factors Best cited for its downgrades were high operating leverage, reduced liquidity, unfavorable underwriting results, uncertainty related to loss reserve adequacy and Best's belief that the Company would not be able to refinance its bank borrowings and senior notes maturing in 2000. In a separate rating action, Best downgraded the Company's European property and casualty insurance operations from "A-" to "B". The Company believes that these downgrades seriously impair its ability to write many of its lines of business, including most of its long-tail lines of business. As a result, the Company has entered into agreements with various third parties to sell, and/or transfer renewal rights to, property and casualty businesses as follows (and which are more fully described in note 2 to the unaudited consolidated financial statements):

         o On June 30, 2000, entered into an agreement with Hartford Fire Insurance Company to sell the renewal rights to certain of its Financial Products, Excess and Surplus and Property business. Net premiums written by these divisions in the first six months of 2000, were $50.4 million. This transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000.

         o On June 30, 2000, entered into an agreement with Overseas Partners Ltd. to sell the stock of Reliance Reinsurance Company. Following the closing of this transaction, the Company no longer intends to write business through its Reliance Reinsurance profit center. Net premiums written by the Reliance Reinsurance profit center were $96.5 million in the first six months of 2000. This transaction is expected to close in the third quarter of 2000.

         o On July 14, 2000, consummated the sale to Kemper Casualty, Inc., Kemper Casualty Insurance Company and Lumbermans Mutual and Casualty Company of renewal rights to the Company's Risk Management Individual Large Accounts business. Net premiums written in the first six months of 2000 by this division were $116.4 million.

         o On August 4, 2000, consummated an agreement with Travelers Indemnity Company to sell the renewal rights to the Company's Middle Market business, mainly comprised of Reliance Insurance's Commercial Accounts Division. Net premiums written in the first six months of 2000 by this division were $204.1 million.

     The Company believes that any gains from these transactions, including any gains from the agreements signed on June 30, 2000, will be partially offset by severance related to the termination of employees not transferred to the buyers, and by costs associated with the closing of office facilities.
     The Company is continuing to seek buyers for substantially all of its remaining lines of property and casualty insurance; however, no assurance can be given that such sales can be consummated or the timing of such sales. As a result of these sales, the Company's future level of net premiums written will be significantly lower than current amounts. Since the Company intends to dispose of a substantial portion of its ongoing property and casualty insurance operations, including the Company's middle market business, the Company has concluded that its remaining excess of cost over fair value of net assets acquired ("Goodwill") has been impaired. Accordingly, the results for the second quarter and first six months of 2000 include a charge of $195.6 million ($1.70 per diluted share) representing the write-off of the June 30, 2000 Goodwill balance.

     At June 30, 2000, the Company had $735.1 million of debt outstanding, including $237.5 million of bank borrowings with a maturity date of August 31, 2000 and $291.7 million of senior notes due November of 2000 (including $7.5 million held by Reliance Insurance Company). As a result of the uncertainty created by the recent Best downgrade, the Company does not expect to be able to obtain regulatory approval for dividends from Reliance Insurance Company sufficient to fund the repayment at maturity of the bank debt and the senior notes. In addition, $171.8 million of senior subordinated debentures mature in 2003, unless accelerated as a result of an event of default. The Company is in discussions with its creditors and regulators to develop a comprehensive plan to restructure its outstanding debt. However, there can be no assurance that its efforts will be successful. The Company is exploring a full range of alternatives to restructure its debt, among which would be to seek protection under the Federal Bankruptcy Code, which could be in conjunction with a negotiated settlement in advance of filing.

     The Company expects to agree with the Pennsylvania Insurance Department that Reliance Insurance Company will not pay dividends nor engage in non-ordinary course of business transactions without the prior review of, or in some cases the approval of, such Insurance Department. The Company also expects to agree with the Wisconsin Insurance Department to certain similar restrictions applicable to Reliance National Indemnity Company, a Wisconsin subsidiary of Reliance Insurance Company.

     On July 19, 2000, the Company announced that its agreement with Leucadia National Corporation ("Leucadia") to acquire all of the Company's outstanding common stock had been terminated by Leucadia. On May 26, 2000, the Company had reached an acquisition agreement with Leucadia that was subject to a number of terms and conditions, including completion of Leucadia's due diligence review.

     On May 31, 2000, the Company completed the sale of its surety and fidelity operation ("Surety") to Travelers Casualty and Surety Company for $580 million. This transaction resulted in an after-tax gain of $235 million and increased statutory policyholders' surplus by $308 million. The amount of gain on this sale is subject to the finalization of a closing balance sheet.

     Operating Overview

     The Company incurred an operating loss in the second quarter of 2000, before gains on sales of investments and the gain from the sale of Surety, of $797.0 million ($6.95 per diluted share). This operating loss contains a number of significant items:

         o An after-tax charge of $288.7 million ($2.52 per diluted share) for increasing net loss reserves for policies issued in prior periods, which resulted from updated information and subsequent developments, and $26.5 million ($.23 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties.

         o A write-off of the Company's remaining Goodwill balance totaling $195.6 million ($1.70 per diluted share).

         o An increase in the Company`s deferred tax asset valuation allowance of $197.4 million of which $178.3 million ($1.55 per diluted share) was charged to income and the remainder, $19.1 million charged directly to other comprehensive income. Based upon a review of its current tax status, the Company has concluded that it is uncertain whether its net deferred tax assets will be realized.

         o An after-tax restructuring charge of $48.8 million ($.43 per diluted share). See note 4 to the unaudited consolidated financial statements for further discussion of the restructuring charge.

     The Company's operating loss in the first six months of 2000 was $833.6 million ($7.27 per diluted share).

     The Company incurred an operating loss of $154.9 million ($1.36 per diluted share) and $143.4 million ($1.25 per diluted share) in the second quarter and first six months of 1999. The Company's operating results in 1999 contain several significant items:

         o In the second quarter of 1999, the Company recorded an after-tax charge of $147.7 million ($1.30 per diluted share) for increasing net loss reserves for policies issued in prior periods, which resulted from updated information and subsequent developments, and an after-tax charge of $67.1 million ($.59 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties.

         o In the second quarter of 1999, the Company settled various federal income tax issues which resulted in a tax benefit of $55.5 million ($.49 per diluted share).

         o In the first quarter of 1999, the Company recorded an after-tax restructuring charge of $15.6 million ($.14 per diluted share) which resulted from the consolidation of the Company's personal automobile insurance operations.

     The net loss in the second quarter and first six months of 2000 was $504.5 million ($4.40 per diluted share) and $359.0 million ($3.13 per diluted share), respectively, and includes after-tax gains on sales of investments of $57.7 million ($.50 per diluted share) and $239.7 million ($2.09 per diluted share). These investment gains resulted from the sale of common stock of Symbol Technologies, Inc. Also included in the second quarter 2000 net loss is an after-tax gain on the sale of Surety of $235 million ($2.05 per diluted share).

     The net loss in the second quarter of 1999 was $156.9 million ($1.38 per diluted share) which includes an after-tax loss on sales of investments of $2.0 million ($.02 per diluted share). The net loss for the first six months of 1999 was $172.4 million ($1.50 per diluted share) which included
     (i) an after-tax charge of $57.9 million ($.50 per diluted share) representing the cumulative effect of adopting the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", (ii) an after-tax gain of $24.9 million ($.22 per diluted share) representing the pro rata portion of a gain realized by Zenith National Insurance Corp. on the sale of its CalFarm subsidiary, and (iii) and after-tax gain on sales of investments of $3.9 million ($.03 per diluted share).

     Property and Casualty Insurance Operations

     Net premiums written and earned in the second quarter of 2000 were $393.5 million and $568.9 million compared to $641.6 million and $585.8 million in the corresponding prior year period. Net premiums written and earned in the first six months of 2000 were $1.02 billion and $1.19 billion compared to $1.36 billion and $1.17 billion in the corresponding 1999 period. These declines in net premiums written resulted from run-off business which had been canceled or not renewed and the ceding of unearned premium related to the sale of Surety. As a result of the downgrade of Reliance Insurance Company by Best and the resultant sales of certain property and casualty insurance businesses, the Company expects its volume of premiums writings to decline significantly in future periods.

     The consolidated property and casualty insurance underwriting loss was $683.4 million and $780.0 million in the second quarter and first six months of 2000, which includes a pretax charge of $484.9 million to increase net loss reserves and the cost to ceding to reinsurers losses under various stop loss treaties.

     Actuarial loss reserve reviews in the second quarter of 2000, revealed significant deterioration in a number of lines. As a result of this updated information, the Company concluded that an increase in loss reserves in the second quarter of 2000 was appropriate. The increase in loss reserves is due principally to construction defect claims and higher than expected losses in assumed reinsurance, workers' compensation and commercial automobile lines of business. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

     o $117.5 million for construction defect claims. The recent number of reported construction defect claims and incurred losses has significantly increased causing the Company to update its assumptions and factors. As a result, an increase in net loss reserves was deemed appropriate.

     o $83.6 million for property,marine and aviation lines. This is primarily the result of higher than expected losses reported to the company on assumed reinsurance treaties. In addition, the Company experienced adverse development in Reliance Reinsurance's workers' compensation business.

     o $67.4 million for adverse development in commercial automobile, including trucking and specialty automobile, where there has been a significant increase in claim activity.

     o $62.1 million for workers' compensation. Adverse development in this line reflected growth in premium writings in 1998 and 1999 which, based on recent loss emergence data, appear to have been underpriced, together with a recent increase in claim severity above industry averages.

     o $50 million related to an alternative dispute resolution trial of certain contested issues between an asbestos producer and certain of its liability insurance carriers, including the Company.

     o $127.6 million for adverse development in other lines of business, including personal automobile, accident and health and commercial multiple peril. In addition, the Company has established additional loss adjustment expense reserves for litigation costs associated with settling claims.

         In addition to the above, the property and casualty insurance operations recorded a restructuring charge of $69.5 million in the second quarter of 2000 (see note 4 to the unaudited consolidated financial statements for discussion of the restructuring charge) and a write-off of $15.9 million of deferred policy acquisition costs in property lines of business where recoverability could not be demonstrated. The property and casualty insurance operations may incur future costs in connection with its long-term commitment to Aon Corporation ("Aon"), which specifies that the Company provide $18.0 million of brokerage commissions annually to Aon until 2007.

         The consolidated property and casualty insurance underwriting loss was $374.8 million and $415.4 million in the second quarter and first six months of 1999, which included a pretax charge of $330.4 million to increase net loss reserves and the cost of ceding to reinsurers losses under various stop loss treaties.

         The increase in loss reserves was due principally to construction defect claims, higher than expected losses in assumed reinsurance, deterioration in a program which wrote environmental coverages and adverse development in the commercial automobile line. The increase in loss reserves (before application of the aggregate stop loss treaties) was comprised of the following:

         o $108.4 million for construction defect claims, arising mostly in California. In the second quarter of 1999, the Company completed an actuarial study of these claims, utilizing methodologies provided by an independent actuarial firm, which indicated the need to increase loss reserves.

         o $106.7 million for property, marine and aviation lines. This is largely the result of higher than expected losses reported to the Company on assumed reinsurance treaties.

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

     The underwriting results for the first six months of 1999 also reflect a $24 million restructuring charge which resulted from the consolidation of the Company's personal automobile insurance operations.

     Property and Casualty Insurance Investment Results

     Net investment income of the property and casualty insurance operations declined to $63.6 million and $130.4 million in the second quarter and first six months of 2000, from $71.3 million and $144.5 million in the corresponding prior-year periods. These declines resulted from the reduction in the size of the average fixed maturity investment portfolio reflecting the utilization of cash flow in 1999 and 2000.

     Gains on sales of investments were $88.7 million and $368.7 million in the second quarter and first six months of 2000, which includes gains of $123.2 million and $392.1 million from the sale of a portion of the Company's investment in Symbol Technologies, Inc. ("Symbol") common stock. As of July 31, 2000, the Company owns 8.2 million shares of Symbol common stock with a market value of $325.9 million and an unrealized gain of $318.8 million. In the second quarter and first six months of 2000 gains from the sale of Symbol common stock were partially offset by losses from sales of certain fixed-income securities. Loss on sales of investments was $2.8 million in the second quarter of 1999. Gains on sales of investments for the first six months of 1999 were $6.4 million.

     Investment Portfolio

     The Company no longer intends to hold fixed income securities classified as "held for investment" to maturity. As a result, at June 30, 2000, the Company reclassified fixed income securities previously classified as "held for investment" to "available for sale" and included the after-tax unrealized loss of $9.7 million associated with these securities in shareholders' equity. In future periods, the Company intends that all fixed income securities will be classified as "available for sale" and, accordingly, will be carried at quoted market.

     At June 30, 2000, the Company's investment portfolio aggregated $3.59 billion (at cost), of which 94% was invested in fixed maturities and 6% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities and invests in investment grade securities (those rated "BBB" or better by Standard and Poor's) and, to a lesser extent, non-investment grade securities and non-rated securities. At June 30, 2000, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $407.0 million (13% of the fixed income portfolio) and $179.1 million (6% of the fixed income portfolio), respectively.

     Other Operations

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides information technology services to large corporate clients throughout the United States. Information technology revenues declined to $42.2 million and $85.6 million in the second quarter and first six months of 2000, from $63.1 million and $127.0 million in the corresponding prior-year periods. The decline in revenue resulted from a slowdown in market demand being experienced throughout the entire industry and a decline in solutions business. Gross margins (revenues less cost of services) were $12.5 million and $24.7 million in the second quarter and first six months of 2000 compared to $21.7 million and $42.8 million in the corresponding prior-year periods. Gross margin percentages were 29.6% and 28.9% in the second quarter and first six months of 2000 compared to 34.4% and 33.7% in the corresponding prior-year periods. The decline in the gross margin percentages primarily reflects a lower level of solutions business. The decline in gross margins, which was partially offset by lower selling, general and administrative expenses, resulted in a pretax loss of $5.7 million and $7.1 million in the second quarter and first six months of 2000. Included in the pretax loss in the second quarter and first six months of 2000 is a restructuring charge of $4.3 million primarily related to the write-off of capitalized costs associated with a product which has been discontinued. Pretax income in the second quarter and first six months of 1999 was $4.7 million and $9.6 million, respectively. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying unaudited consolidated financial statement of operations.

     Equity in Investee Companies

     Equity income from the Company's investment in LandAmerica Financial Group, Inc. ("LandAmerica") was $3.0 million and $2.9 million in the second quarter and first six months of 2000, compared to $2.4 million and $4.5 million in the corresponding 1999 periods. Equity income (loss) from the Company's investment in Zenith National Insurance Corp. ("Zenith"), which was sold in October 1999, was $(1.4 million) and $23.8 million in the second quarter and first six months of 1999. Equity income for Zenith in the first six months of 1999 included a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith.

     Liquidity and Capital Resources

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. Dividends paid by Reliance Insurance Company were $50.4 million in the six months ended June 30, 2000. As discussed in the "Overview" section of this management's discussion and analysis, the Company does not anticipate that it will have sufficient cash available at the holding company to repay its bank debt and senior notes due in 2000. See "Overview" section for further discussion. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. The Insurance Law of Pennsylvania, where Reliance Insurance Company (the Company's principal insurance subsidiary) is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding years' statutory net income. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies. During 2000, under ordinary circumstances, $124 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law without prior approval by the Pennsylvania Insurance Department. However, based upon recent events as described in the "Overview" section of this management's discussion and analysis, the Company expects to agree with the Pennsylvania Insurance Department that Reliance Insurance Company will not pay dividends nor engage in non-ordinary course of business transactions without the prior review of, or in some cases the approval of, such Insurance Department. The Company also expects to agree with the Wisconsin Insurance Department to certain similar restrictions applicable to Reliance National Indemnity Company, a Wisconsin subsidiary of Reliance Insurance Company.


     For the six months ended June 30, 2000, the Company utilized $750.4 million of cash flow for operating activities compared to $51.3 million in the corresponding 1999 period. The decrease in operating cash flow reflects net cash payments made to settle issues involving the Unicover workers' compensation reinsurance facility and an increase in net payments for property and casualty policy claims and related expenses. The Company anticipates that it will continue to utilize operating cash flow in future periods, as it expects its premiums written to decline while settling its remaining insurance liabilities.

     The Company generated $863.4 million and $68.4 million of cash flow from investing activities for the six months ended June 30, 2000 and June 30, 1999, respectively, primarily from the net sales of marketable securities and, in 2000, the sale of Surety.

     For the six months ended June 30, 2000, the Company used $203,000 of cash flow for financing activities. For the six months ended June 30, 1999, the Company used $38.4 million of cash flow for financing activities primarily for the purchase of treasury stock and payment of dividends.

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

  RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

  PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

  Item 4. Submission of Matters to a Vote of Security Holders.

              On June 21, 2000, at the annual meeting of stockholders of the Company, the stockholders elected the eleven directors set forth below and voted upon and authorized the adoption by the Company of the Reliance Group Holdings, Inc. 1999 Stock Option Plan and Reliance Group Holdings, Inc. 2000 Restricted Stock Plan. The number of votes cast for, against (where applicable) or withheld, as well as the number of abstentions and broker non-votes (where applicable), were as follows:

              Proposal - Election of Directors:


                                                                 For                    Withheld
                                                             ----------                 ---------
              Saul P. Steinberg                              57,657,333                 5,317,117
              George R. Baker                                57,666,718                 5,307,732
              George E. Bello                                57,506,016                 5,468,434
              Lowell C. Freiberg                             57,667,750                 5,306,700
              Dr. Thomas P. Gerrity                          57,666,718                 5,307,732
              Jewell Jackson McCabe                          57,666,718                 5,307,732
              Irving Schneider                               57,667,621                 5,306,829
              Bernard L. Schwartz                            57,667,419                 5,307,031
              Richard E. Snyder                              57,495,332                 5,479,118
              Dr. Bruce E. Spivey                            57,667,750                 5,306,700
              Howard E. Steinberg                            57,659,498                 5,314,952


              Proposal - Approval of Reliance Group Holdings, Inc. 1999 Stock Option Plan:

              For:       50,121,280
              Against:   17,473,563
              Abstain:   142,935

              Proposal - Approval of Reliance Group Holdings, Inc. 2000 Restricted Stock Plan

              For:       50,128,936
              Against:   17,480,054
              Abstain:   128,788

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                  10.1 Agreement and General Release entered into among Reliance
                       Group Holdings, Inc., Reliance Insurance Company and Robert M. Steinberg.

                  27.  Financial Data Schedule.

              (b) Reports on Form 8-K.

                  During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) May 25, 2000, reporting an Item 5 matter, the Agreement and Plan of Merger among the Company, Leucadia and Leucadia Acquisition Corp.

                  During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) May 31, 2000, reporting an Item 2 matter, the consummation of the sale of the Company's surety and fidelity business to Traveler's Casualty and Surety Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RELIANCE GROUP HOLDINGS, INC.
                                       (Registrant)



     Date: August 14, 2000             /s/ George E. Bello
           -----------------       --------------------------------------------
                                       George E. Bello
                                       Executive Vice President and Controller
                                       (Chief Accounting Officer)