Form 10-Q
period 2000-09-30
RELIANCE GROUP HOLDINGS INC
filed 2000-11-14
CIK 356395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   / /         THE SECURITIES EXCHANGE ACT OF 1934


            For the Transition Period From _______ To _______


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

As of November 1, 2000, 114,835,000 shares of common stock of Reliance Group Holdings, Inc. were outstanding.

                 RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                            Page
                                                                             No.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Consolidated Statement of Operations for the Quarters and Nine-Month
           Periods Ended September 30, 2000 and 1999 (Unaudited) ..........    2

       Consolidated Balance Sheet at September 30, 2000 (Unaudited) and
           December 31, 1999 ..............................................    3

       Consolidated Statement of Changes in Shareholders'
           Equity (Deficit) for the Nine-Month Period
           Ended September 30, 2000 (Unaudited) ...........................    4

       Consolidated Statement of Comprehensive Loss for the
           Quarters and Nine-Month Periods Ended
           September 30, 2000 and 1999 (Unaudited) ........................    5

       Consolidated Condensed Statement of Cash Flows for the Nine-Month
           Periods Ended September 30, 2000 and 1999 (Unaudited) ..........    6

       Notes to Consolidated Financial Statements (Unaudited) .............    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   19


PART II. OTHER INFORMATION, AS APPLICABLE .................................   28

SIGNATURES ................................................................   29

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                         Quarter Ended                 Nine Months Ended
                                                                          September 30                      September 30
                                                                 2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Revenues:
Premiums earned .....................................   $     458,887    $     719,293    $   1,645,801    $   1,894,053
Net investment income ...............................          56,447           72,107          186,820          216,565
Gain on sales of investments ........................          11,044            3,193          379,792            9,608
Gain (loss) on sale of surety and fidelity operation           (3,751)            --            370,441             --
Other ...............................................          60,303           72,093          178,887          232,495
                                                        -------------    -------------    -------------    -------------

                                                              582,930          866,686        2,761,741        2,352,721
                                                        -------------    -------------    -------------    -------------
Claims and expenses:
Policy claims and settlement expenses ...............         754,533          548,684        2,209,623        1,645,200
Policy acquisition costs and other insurance expenses         257,677          248,283          698,086          714,756
Interest ............................................          15,400           15,246           44,589           46,338
Restructuring charge ................................          27,904               --          103,048           24,000
Write-off of excess of cost over fair value
     of net assets acquired .........................              --               --          195,552               --
Reversal of interest expense related to income tax ..              --               --               --          (31,500)
Other operating expenses ............................          75,556           77,823          223,831          252,265
                                                        -------------    -------------    -------------    -------------

                                                            1,131,070          890,036        3,474,729        2,651,059
                                                        -------------    -------------    -------------    -------------
Loss before income taxes and equity
    in investee companies ...........................        (548,140)         (23,350)        (712,988)        (298,338)
Income tax (provision) benefit ......................            --              7,000         (197,000)         139,100
Equity in investee companies ........................           1,620            1,287            4,478           29,585
                                                        -------------    -------------    -------------    -------------

Loss before cumulative effect of
     accounting change ..............................        (546,520)         (15,063)        (905,510)        (129,653)
Cumulative effect of change in accounting
     for insurance assessments ......................              --               --               --          (57,850)
                                                        -------------    -------------    -------------    -------------

Net loss ............................................   $    (546,520)   $     (15,063)   $    (905,510)   $    (187,503)
                                                        =============    =============    =============    =============

Basic per share information:
Loss before cumulative effect
     of accounting change ...........................   $       (4.76)   $        (.13)   $       (7.89)   $       (1.13)
                                                        =============    =============    =============    =============

Net loss ............................................   $       (4.76)   $        (.13)   $       (7.89)   $       (1.64)
                                                        =============    =============    =============    =============

Diluted per share information:
Loss before cumulative effect
     of accounting change ...........................   $       (4.76)   $        (.13)   $       (7.89)   $       (1.13)
                                                        =============    =============    =============    =============

Net loss ............................................   $       (4.76)   $        (.13)   $       (7.89)   $       (1.64)
                                                        =============    =============    =============    =============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                  September 30     December 31
ASSETS                                                                    2000            1999
----------------------------------------------------------------------------------------------
(In thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $ - and $480,016) ......................   $       --      $    484,340
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,404,687 and $2,849,448) ............      2,295,429       2,763,508
     Equity securities - at quoted market (cost $52,180
        and $277,317) .........................................        346,195       1,004,776
     Short-term investments ...................................        449,501         263,042
Cash ..........................................................        190,210         106,207
Premiums and other receivables ................................      1,498,295       1,763,561
Reinsurance recoverables ......................................      6,712,919       6,263,553
Federal and foreign income taxes, including deferred taxes ....           --            93,374
Investment in investee company ................................        429,663         423,398
Deferred policy acquisition costs .............................        125,903         301,168
Excess of cost over fair value of net assets acquired, less
      accumulated amortization ................................           --           210,294
Other assets ..................................................        549,939         938,282
                                                                  ------------    ------------

                                                                  $ 12,598,054    $ 14,615,503
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------

Unearned premiums .............................................   $  1,211,412    $  2,065,411
Unpaid claims and related expenses ............................      9,147,136       8,285,977
Accounts payable and accrued expenses .........................      1,353,862       1,842,769
Reinsurance ceded premiums payable ............................        453,672         667,924
Term loans and short-term debt ................................        255,410         279,105
Debentures and notes ..........................................        455,980         455,980
                                                                  ------------    ------------

                                                                    12,877,472      13,597,166
                                                                  ------------    ------------

Contingencies and commitments

Shareholders' equity (deficit):
     Common stock, par value $.10 per share, 225,000
       shares authorized, 116,166 shares issued and outstanding         11,617          11,617
     Additional paid-in capital ...............................        554,951         551,514
     Retained earnings (deficit) ..............................       (820,438)         85,072
     Accumulated other comprehensive income (loss) ............        (14,576)        381,106
                                                                  ------------    ------------

                                                                      (268,446)      1,029,309
     Treasury stock, 1,331 shares .............................        (10,972)        (10,972)
                                                                  ------------    ------------
                                                                      (279,418)      1,018,337
                                                                  ------------    ------------

                                                                  $ 12,598,054    $ 14,615,503
                                                                  ============    ============

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                            Accumulated Other
                                                                       Comprehensive Income (Loss)
                                                                       ---------------------------
                                                                                              Net
                                                                                       Unrealized
                                                                               Net        Loss on
                                           Additional     Retained      Unrealized        Foreign                Shareholders'
                                Common      Paid-In       Earnings         Gain on       Currency     Treasury         Equity
                                Stock       Capital       (Deficit)    Investments    Translation        Stock       (Deficit)
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Balance, January 1, 2000 ...   $ 11,617   $   551,514   $    85,072    $   413,133    $  (32,027)    $ (10,972)  $ 1,018,337

Transactions of investee
        company ............                    3,437                       (3,550)                                     (113)

Net loss ...................                               (905,510)                                                (905,510)

Depreciation after deferred
          income taxes .....                                              (361,802)                                 (361,802)

Foreign currency translation                                                             (30,330)                    (30,330)
                               --------   -----------   -----------    -----------    -----------    ---------    -----------

Balance, September 30, 2000    $ 11,617   $   554,951   $  (820,438)   $    47,781   $   (62,357)   $ (10,972)   $  (279,418)
                               ========   ===========   ===========    ===========    ===========    =========    ===========

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (UNAUDITED)

--------------------------------------------------------------------------------
(In thousands)

                                                                        Quarter Ended September 30
                                            -----------------------------------------------------------------------------------
                                                          2000                                         1999
                                            ----------------------------------       ------------------------------------------
                                                       Income tax                                    Income tax
                                            Pretax       effect       After-tax          Pretax        effect         After-tax
                                            -------     ---------     ---------       -------------   ----------     -----------
Net loss                                                             $(546,520)                                       $   (15,063)
                                                                     ----------                                      ------------
Other comprehensive loss:

Unrealized holding losses                  $(182,725)   $ (1,198)     (183,923)       $     (67,421)  $   23,598         (43,823)
Less:  reclassification adjustment for
  gains realized in net loss                  (3,421)      1,198        (2,223)              (2,965)       1,038          (1,927)
                                           ----------   ---------     ---------       --------------  ----------     ------------
Net unrealized losses recognized
  in other comprehensive loss               (186,146)          -(a)   (186,146)             (70,386)      24,636         (45,750)
Foreign currency translation                  (1,616)          -(b)     (1,616)                (400)         140            (260)
                                           ----------   ---------    ----------       --------------  ----------     ------------
Total other comprehensive loss             $(187,762)   $      -      (187,762)       $     (70,786)  $   24,776         (46,010)
                                            ---------   ---------    ----------       --------------  ----------     ------------
Total comprehensive loss                                             $(734,282)                                      $   (61,073)
                                                                     ==========                                      ============


                                                                       Nine Months Ended September 30
                                            -----------------------------------------------------------------------------------
                                                          2000                                         1999
                                            ----------------------------------       ------------------------------------------
                                                       Income tax                                     Income tax
                                            Pretax       effect        After-tax          Pretax        effect         After-tax
                                            -------     ---------      ---------       -------------   ----------     -----------
Net loss                                                               $  (905,510)                                   $  (187,503)
                                                                       ------------                                   ------------
Other comprehensive loss:

Unrealized holding losses                   $  (90,220) $  (33,573)       (123,793)    $    (142,585)  $   49,907         (92,678)
Less:  reclassification adjustment for
  gains realized in net loss                  (371,630)    130,071        (241,559)          (27,472)       9,852         (17,620)
                                            ----------- ----------     ------------    --------------  -----------    ------------
Net unrealized losses recognized
  in other comprehensive loss                 (461,850)     96,498(a)     (365,352)         (170,057)      59,759        (110,298)
Foreign currency translation                   (16,419)    (13,911)(b)     (30,330)             (223)          78            (145)
                                            ----------- -----------    ------------    --------------  ----------     -----------
Total other comprehensive loss              $ (478,269) $   82,587        (395,682)    $    (170,280)  $   59,837        (110,443)
                                            ----------- -----------    ------------    --------------  ----------     -----------
Total comprehensive loss                                               $(1,301,192)                                   $  (297,946)
                                                                       ============                                   ===========

(a) Includes the effect of a $65.1 million increase in the deferred tax assset valuation allowance in both the quarter and nine months ended September 30, 2000.

(b) Includes the effect of a $0.6 million and $19.7 million increase in the deferred tax asset valuation allowance in the quarter and nine months ended September 30, 2000, respectively.

 See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                            2000                   1999
------------------------------------------------------------------------------------------------------------
(In thousands)

CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES                   $       (1,435,235)    $             8,875
                                                                 -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ...................               1,012,009                 427,730
    Equity securities .....................................                 649,955                 107,325
Maturities and redemptions of:
    Fixed maturities available for sale ...................                 161,741                 115,280
    Fixed maturities held for investment ..................                  16,995                  48,693
Purchases of:
    Fixed maturities available for sale ...................                (366,124)               (591,896)
    Fixed maturities held for investment ..................                       -                 (12,280)
    Equity securities .....................................                 (31,002)               (133,502)
(Increase) decrease in short-term investments - net .......                (179,460)                167,239
Proceeds from sale of surety and fidelity operation .......                 267,433                       -
Other - net ...............................................                  11,637                 (95,237)
                                                                 -------------------    -------------------

                                                                          1,543,184                  33,352
                                                                 -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term loans ....................................                     876                  99,380
Decrease in short-term debt - net .........................                       -                  (2,000)
Repayments of term loans ..................................                 (24,822)                (93,269)
Redemption of debentures and notes ........................                       -                  (7,500)
Issuance of common stock ..................................                       -                     414
Dividends .................................................                       -                 (27,387)
Purchase of treasury stock ................................                       -                 (10,972)
                                                                 -------------------    -------------------

                                                                            (23,946)                (41,334)
                                                                 -------------------    -------------------

Increase in cash ..........................................                  84,003                     893
Cash, beginning of period .................................                 106,207                  81,612
                                                                 -------------------    -------------------

Cash, end of period .......................................      $          190,210     $            82,505
                                                                 ===================    ===================

Supplemental disclosures of cash flow information:

Interest paid .............................................      $           36,000     $            66,500
                                                                 ===================    ===================

Income taxes refunded .....................................      $           53,340     $               200
                                                                 ===================    ===================

See notes to consolidated financial statements

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position at September 30, 2000, and the results of operations, changes in shareholders' equity (deficit), comprehensive loss and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1999 with the exception of the reclassification of the "held for investment" portfolio described below) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company no longer intends to hold fixed income securities classified as "held for investment" to maturity. As a result, in 2000, the Company reclassified the "held for investment" securities to "available for sale" and included the after-tax unrealized loss of $9.7 million associated with these securities in shareholders' equity (deficit). All fixed income securities are classified as "available for sale" and, accordingly, are carried at quoted market.

2.       SALE OF CERTAIN PROPERTY AND CASUALTY OPERATIONS

o On May 31, 2000, the Company completed the sale of its surety and fidelity operation to Travelers Casualty and Surety Company for $569 million. This transaction resulted in an after-tax gain of $232.5 million and increased statutory policyholders' surplus by $305 million. For the nine-month period ended September 30, 2000, the pretax gain of $370.4 million, net of an adjustment of $3.8 million recorded in the third quarter of 2000, is included in "Revenues" in the accompanying unaudited consolidated statement of operations.

o On September 12, 2000, the Company sold to Hartford Fire Insurance Company ("Hartford") the renewal rights and ceded to Hartford its net liability for claims arising after July 1, 2000 for certain business written by its Financial Products, Excess and Surplus and Property divisions. In consideration, the Company received from Hartford a payment of $50 million and the Company paid to Hartford applicable unearned premium less a ceding commission of 20%. A gain of $47.5 million was recognized in the third quarter of 2000.

o        During October of 2000, the Company sold to Overseas Partners Ltd.
("OPL") the stock of Reliance Reinsurance Company for cash of $6 million plus the statutory capital and surplus of Reliance Reinsurance Company, which was $28.6 million at September 30, 2000. OPL did not assume any liabilities in connection with the sale. The gain on this sale will be recognized in the fourth quarter of 2000.

o On July 14, 2000, the Company consummated the sale to Kemper Casualty, Inc., Kemper Casualty Insurance Company and Lumbermens Mutual and Casualty Company (collectively, "Kemper") of the renewal rights with respect to the Company's Risk Management Individual Large Accounts business ("Business"). In consideration, Kemper paid the Company $3 million. Additionally, Kemper has agreed to pay a percentage of the Annualized Profit and Administrative Charges (as defined) and the annualized Insurance Premium Charges (as defined), for each of the insurance contracts of the Business which have been novated, written and/or reinsured by Kemper between and including June 19, 2000 and July 19, 2001. Kemper did not assume any liabilities in connection with the sale. Any gain from this sale is not expected to be material.

o On August 4, 2000, the Company consummated the sale to Travelers Indemnity Company ("Travelers") of the renewal rights to the Company's middle market business. Consideration will range from $8 million to $35 million depending on the level of premiums renewed by Travelers. In the third quarter of 2000, a gain of $2 million was recorded.

o On September 14, 2000, the Company sold to Swett and Crawford the assets of Reliance Integramark, the Company's credit insurance business for $500,000 in cash. Any gain from this sale is not expected to be material.

o During November of 2000, the Company signed a letter of intent with a third party to sell the Company's non-standard automobile operation. The completion of this transaction is subject to due diligence, execution of a definitive sales agreement and regulatory approvals. It is anticipated that the buyer will not assume liabilities.

Gains and losses from these transactions have been offset by costs associated with the closing of office facilities and, with the exception of the gain associated with the sale of the surety and fidelity operation, have been included in the third quarter of 2000 restructuring charge.

As a result of the Company's disposal of a substantial portion of its ongoing property and casualty insurance operations, including the Company's middle market business, the Company concluded that its remaining excess of cost over fair value of net assets acquired ("Goodwill") had been impaired. Accordingly, results for the first nine months of 2000 include a second quarter charge of $195.6 million ($1.70 per diluted share) representing the write-off of the June 30, 2000 Goodwill balance.

3.       INCREASE IN LOSS RESERVES

Net policy claims and settlement expenses for the third quarter of 2000 includes a pretax charge of $332 million to increase net loss and loss adjustment expense reserves. In the third quarter of 2000, the Company engaged an independent actuarial firm, Tillinghast-Towers Perrin, to conduct a comprehensive actuarial review of its loss reserves. Following the completion of this review, which revealed significant deterioration in a number of lines of business, the Company concluded that an increase in net loss and loss adjustment expense reserves was appropriate. The increase was comprised of the following:

o $115.5 million in general liability lines, including higher than expected losses reported to the Company on assumed reinsurance treaties. In addition, the Company experienced adverse development in certain lines of professional liability and asbestos claims.

o $70.8 million for commercial automobile to reflect continued adverse development including losses in trucking and several transportation programs.

o $60.4 million for property and marine lines reflecting inadequate pricing of policies written in prior years.

o $65.6 million for an increase in loss adjustment expenses representing the cost of the claims department which will now be fully devoted to settling reported claims, rather than underwriting and/or marketing.

o $19.7 million for other lines of business including accident and health and personal automobile, partially offset by favorable prior-year development in workers compensation.

The first nine months of 2000 includes a pretax charge of $816.9 million to increase net loss and loss adjustment expense reserves and the cost of ceding to reinsurers losses under various stop loss treaties. The increase in net loss reserves is due principally to higher than expected losses in general liability, commercial automobile, property, marine and aviation lines and an increase in construction defect claims.

Net policy claims and settlement expenses for the third quarter and first nine months of 1999 include a provision of $227.2 million to increase net loss reserves for policies issued in prior years, which resulted from updated information and subsequent developments, and a charge of $103.2 million representing the cost of ceding to reinsurers $172.1 million of losses under various stop loss treaties. Accordingly, for the first nine months of 1999, the net effect of the increase in net loss reserves and the amounts ceded to reinsurers was a pretax charge of $330.4 million.

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

4.       RESTRUCTURING CHARGES

The Company had previously announced a series of strategic and financial actions including the run-off of its insurance businesses and the consolidation of its business units and corporate infrastructure. Accordingly, in the third quarter of 2000, the Company recorded a $27.9 million pretax restructuring charge related to these actions.

The third quarter 2000 restructuring charge includes: (i) $27.9 million for employee separations related to approximately 600 employees company-wide with $8.0 million paid through September 30, 2000, (ii) $13.5 million to write-off leasehold improvements and furniture and fixtures no longer being used by the Company's businesses, (iii) $19.2 million to write-off previously capitalized systems which will have no alternative use and (iv) $16.7 million to cancel leases for office space which is no longer being occupied by the Company. Offsetting these charges are $49.4 million of gains from sales of renewal rights of several businesses, primarily the financial products division. See note 2 - Sale of Certain Property and Casualty Operations.

The nine months ended September 30, 2000, includes a $103.0 million restructuring charge including: (i) $59.0 million for employee separations related to approximately 1,000 employees company-wide with $11.5 million paid through September 30, 2000, (ii) $13.5 million to write-off leasehold improvements and furniture and fixtures no longer being used by the Company's businesses, (iii) $47.4 million to write-off previously capitalized systems which will have no alternative use (iv) $16.7 million to buy-out leases for office space which is no longer being occupied by the Company, (v) $12.7 million to exit certain property and casualty insurance businesses and (vi) $3.1 million of other restructuring costs. Offsetting these charges are $49.4 million of gains from sales of renewal rights of several businesses, primarily the financial products division. See note 2 - Sale of Certain Property and Casualty Operations.

Going forward the Company expects to incur additional costs for employee separations, costs related to the continuance of employment of key personnel, and costs associated with office facilities including canceling leases and writing off leasehold improvements and furniture and fixtures. These costs are not currently estimable.

During the first quarter of 1999, the Company recorded a $24 million restructuring charge. This charge resulted from the consolidation of the Company's personal automobile insurance operations. The restructuring charge included the write-off of $18 million of deferred policy acquisition costs, $2.2 million of previously capitalized systems which will not be utilized by the Company and which have no alternative use, $2 million of severance costs related to the termination of employees, and $1.8 million of costs associated with the termination of certain third party service contracts. As of September 30, 2000, substantially all of the severance and third party contract terminations have been paid.

5.       EQUITY IN INVESTEE COMPANIES

The Company's equity in investee companies is as follows:

                                                                             Quarter Ended              Nine Months Ended
                                                                              September 30                   September 30
                                                                       2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands)

LandAmerica Financial Group, Inc. ..........................    $     1,620     $    1,287     $     4,478    $     5,808
Zenith National Insurance Corp. (1).........................              -              -               -         23,777
                                                                -----------     ----------     -----------    -----------

                                                                $     1,620     $    1,287     $     4,478    $    29,585
                                                                ===========     ==========     ===========    ===========

(1) The equity in investee company for the nine months ended September 30, 1999, includes $24.9 million representing the Company's portion of a gain from the sale of CalFarm Insurance Company by Zenith National Insurance Corp. ("Zenith"). On October 25, 1999, the Company sold its entire investment in Zenith.

Summarized financial information for LandAmerica Financial Group, Inc. is as follows:

Nine Months Ended September 30                                                                      2000             1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues............................................................................    $      1,325,617   $    1,547,846
Income before income taxes..........................................................              35,634           64,904
Net income..........................................................................              23,518           41,214
Net income per diluted share........................................................                1.28             2.08

6.       REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                                    Nine Months Ended September 30
                                               --------------------------------------------------------------------
                                                              2000                              1999
                                               --------------------------------------------------------------------
                                                      Premiums          Premiums         Premiums          Premiums
                                                       Written            Earned          Written            Earned
                                               ---------------- ----------------- ---------------  ----------------
         Direct.............................   $     2,053,196  $      2,854,875  $     3,441,134  $      3,247,043
         Assumed............................           430,187           466,122        1,089,455         1,029,711
         Ceded..............................        (1,354,919)       (1,675,196)      (2,518,046)       (2,382,701)
                                               ---------------- ----------------- ---------------  ----------------

         Net Premiums.......................   $     1,128,464  $      1,645,801  $     2,012,543  $      1,894,053
                                               ===============  ================  ===============  ================

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                  ---------------------------------
                                                                                             2000              1999
                                                                                  ---------------  ----------------

         Gross..................................................................  $     4,024,325  $      3,905,454
         Reinsurance recoveries.................................................       (1,814,702)       (2,260,254)
                                                                                  ---------------- ----------------


         Net policy claims and settlement expenses..............................  $     2,209,623  $      1,645,200
                                                                                  ===============  ================

7.       EARNINGS PER SHARE

The basic and diluted per share reconciliations of loss before cumulative effect of accounting change to net loss is as follows:

                                                                             Quarter Ended            Nine Months Ended
                                                                              September 30                 September 30
                                                                            2000      1999            2000         1999
-----------------------------------------------------------------------------------------------------------------------
Basic loss per share:
   Loss before cumulative effect
      of accounting change...........................................  $   (4.76) $    (.13)     $   (7.89) $   (1.13)
   Cumulative effect of change in accounting
       for insurance assessments.....................................          -          -              -       (.51)
                                                                       ---------  ---------      ---------  ---------

   Net loss..........................................................  $   (4.76) $    (.13)     $   (7.89) $   (1.64)
                                                                       =========  =========      =========  =========

Diluted loss per share:
   Loss before cumulative effect
      of accounting change...........................................  $   (4.76) $    (.13)     $   (7.89) $   (1.13)
   Cumulative effect of change in accounting
      for insurance assessments......................................          -          -              -       (.51)
                                                                       ---------  ---------      ---------  ---------

   Net loss..........................................................  $   (4.76) $    (.13)     $   (7.89) $   (1.64)
                                                                       =========  =========      =========  =========

 The reconciliation of the basic to diluted per share information is as follows:

                                                                         Quarter Ended                  Nine Months Ended
                                                                          September 30                       September 30
                                                               2000               1999              2000             1999
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Loss before cumulative effect of
     accounting change......................         $     (546,520)    $      (15,063)  $     (905,510)   $     (129,653)
                                                     ===============    ==============   ===============   ==============

Weighted average number of
     basic shares outstanding...............                114,734            113,639          114,734           114,278
Effect of dilutive securities-
     options (1)............................                      -                  -                -                 -
                                                     --------------     --------------   --------------    --------------

Weighted average number of
     dilutive shares outstanding............                114,734            113,639          114,734           114,278
                                                     ==============     ==============   ==============    ==============

Basic per share loss before
     cumulative effect of
     accounting change......................         $       (4.76)     $        (.13)   $      (7.89)     $       (1.13)
                                                     ==============     =============    =============     =============

Diluted per share loss before
     cumulative effect of
     accounting change......................         $       (4.76)     $        (.13)   $      (7.89)     $       (1.13)
                                                     ==============     =============    =============     =============


(1) For all periods presented, the effect of options has been excluded since their inclusion would be anti-dilutive.

8.       BUSINESS SEGMENT INFORMATION

                                                                         Quarter Ended                       Nine Months Ended
                                                                          September 30                            September 30
                                                               2000               1999                 2000               1999
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Property and casualty insurance:
     Premiums earned                                 $      458,887    $       719,293      $     1,645,801   $      1,894,053
     Net investment income                                   56,447             72,107              186,820            216,565
     Gain on sales of investments                            11,044              3,193              379,792              9,608
     Gain (loss) on sale of surety
         and fidelity operation                              (3,751)                 -              370,441                  -
                                                     ---------------   ---------------      ---------------   ----------------
                                                            522,627            794,593            2,582,854          2,120,226

Information technology consulting                            40,821             54,571              126,386            181,579
Other                                                        19,482             17,522               52,501             50,916
                                                     --------------    ---------------      ---------------   ----------------
                                                     $      582,930    $       866,686      $     2,761,741   $      2,352,721
                                                     ==============    ===============      ===============   ================

Loss before income taxes and
     equity in investee companies:
Property and casualty insurance:
     Underwriting loss                               $     (582,142)   $       (79,369)     $    (1,362,100)  $       (494,798)
     Net investment income                                   56,447             72,107              186,820            216,565
     Gain on sales of investments                            11,044              3,193              379,792              9,608
     Gain (loss) on sale of surety and
         fidelity operation                                  (3,751)                 -              370,441                  -
                                                     ---------------   ---------------      ---------------   ----------------
                                                           (518,402)            (4,069)            (425,047)          (268,625)

Information technology consulting                            (1,321)             2,040               (8,463)            11,596
Write-off of excess of costs over
     fair value of net assets acquired                            -                  -             (195,552)                 -
Other                                                       (28,417)           (21,321)             (83,926)           (41,309)
                                                     ---------------   ---------------      ----------------  ----------------
                                                     $     (548,140)   $       (23,350)     $      (712,988)  $       (298,338)
                                                     ===============   ===============      ================  ================

9.       LITIGATION

Beginning in June 2000, common stockholders of the Company have commenced putative class actions in the U.S. District Court for the Southern District of New York against the Company and four of its present or former officers and directors. The actions, which are substantially similar, are brought on behalf of purchasers of the common stock of the Company between February 8, 1999 through as late as August 16, 2000, although in some cases the class is defined more generally to include the purchasers of any securities of the Company during the putative class period. In August 2000, several bondholders commenced putative class actions in the same court against the Company and several of its present or former officers and directors. The bondholder actions purport to be brought on behalf of all purchasers of the 9% Senior Notes or 9 3/4% Senior Subordinated Debentures of the Company as early as February 8, 1999 through as late as July 19, 2000. The plaintiffs in the stockholder and bondholder actions allege that the members of the putative classes paid inflated prices for the securities at issue as a result of the defendants' alleged publication of false and misleading statements concerning the financial condition of the Company. The plaintiffs in the stockholder and bondholder actions assert claims for violations of the federal securities laws and, on behalf of themselves and the other putative class members, seek monetary damages, with interest and attorneys' fees, and in some cases also seek declaratory or equitable relief.

By order dated October 6, 2000, the Court consolidated the various stockholder and bondholder actions for all purposes into a single action entitled In re Reliance Group Holdings, Inc. Securities Litigation. The Court has directed the plaintiffs to file a single consolidated amended class action complaint; to date, no such complaint has been filed. The Company intends to contest the consolidated action vigorously.

The Company does not believe that it is probable that its aggregate liability, if any, in respect of these actions will have a material adverse effect on the Company's financial position, although there is no assurance that the disposition or defense of the actions will not materially affect the Company's results for any period.

10.      TAX MATTERS

Based upon a review of its current tax status, the Company has concluded that it is uncertain whether its net deferred tax assets will be realized. Accordingly, in the third quarter and first nine months of 2000, the Company increased its deferred tax valuation allowance by $252.0 million and $449.5 million, of which $186.3 million and $364.7 million was charged to income and the remainder, $65.7 million and $84.8 million, charged directly to other comprehensive income.

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

11.      ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this Statement, which is not required until 2001, is not expected to have a material effect on the Company's consolidated financial statements.

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

================================================================================

     OVERVIEW
     At September 30, 2000, the Company had $711.4 million of debt outstanding, including $237.5 million of bank borrowings with a maturity date of November 10, 2000 and $291.7 million of senior notes due November 15, 2000 (including $7.5 million held by Reliance Insurance Company). The Company does not have sufficient cash resources to meet these obligations. In addition, the Company has $171.8 million of senior subordinated debentures due to mature in 2003. The Company is in discussions with its creditors and insurance regulators to develop a comprehensive plan to restructure its outstanding debt. The Company understands that its bank lenders are not currently intending to take any action while negotiations continue. There can be no assurance that the Company's efforts to restructure its outstanding debt will be successful. As a result of these events, the Company may seek protection under the Federal Bankruptcy Code, which could be in conjunction with a negotiated settlement in advance of filing.

     The Company has agreed with the Pennsylvania Insurance Department that Reliance Insurance Company will not pay dividends nor engage in non-ordinary course of business transactions without the prior review of, or in some cases the approval of, such Insurance Department. The Company also agreed with the Wisconsin Insurance Department to certain similar restrictions applicable to Reliance National Indemnity Company, a Wisconsin subsidiary of Reliance Insurance Company, and with the New York State Insurance Department with respect to United Pacific Insurance Company of New York, a New York subsidiary of Reliance Insurance Company.

     As a result of the rating downgrades by A.M. Best & Company that occurred in the second quarter of 2000, the Company concluded that its ability to continue to write property and casualty insurance had been impaired. The Company's current business plan is to operate its property and casualty insurance business as a run-off company. Subsequently, the Company has entered into agreements with various third parties to sell, and/or transfer renewal rights to, property and casualty businesses as follows (and which are more fully described in note 2 to the unaudited consolidated financial statements):

         o On Septmeber 12, 2000, consummated an agreement with Hartford Fire Insurance Company to sell the renewal rights to certain of its Financial Products, Excess and Surplus and Property business.

                  This transaction resulted in a third quarter of 2000 gain of $47.5 million.

         o During October of 2000, consummated an agreement with Overseas Partners Ltd. to sell the stock of Reliance Reinsurance Company. The anticipated gain on this transaction, which is not expected to be material, will be recognized in the fourth quarter of 2000.

         o On July 14, 2000, consummated the sale to Kemper Casualty, Inc., Kemper Casualty Insurance Company and Lumbermans Mutual and Casualty Company of renewal rights to the Company's Risk Management Individual Large Accounts business. Any gain from this transaction is not expected to be material.

         o On August 4, 2000, consummated an agreement with Travelers Indemnity Company to sell the renewal rights to the Company's Middle Market business, mainly comprised of Reliance Insurance's Commercial Accounts Division. In the third quarter of 2000, a gain of $2.0 million was recognized.

         o During November of 2000, signed a letter of intent with a third party to sell the Company's non-standard automobile operation. The completion of this transaction is subject to due diligence, execution of a definitive sales agreement and regulatory approvals.

     Gains from these transactions have been offset by costs associated with the closing of office facilities, and have been included in the third quarter of 2000 restructuring charge. The Company is continuing to seek buyers for substantially all of its remaining lines of property and casualty insurance; however, no assurance can be given that such sales can be consummated or the timing of such sales. As a result of these sales, the Company's future level of net premiums written and earned will continue to decline. Since the Company has disposed of a substantial portion of its ongoing property and casualty insurance operations, including the Company's middle market business, the Company had concluded that its remaining excess of cost over fair value of net assets acquired ("Goodwill") had been impaired. Accordingly, the results for the first nine months of 2000 include a second quarter charge of $195.6 million ($1.70 per diluted share) representing the write-off of the June 30, 2000 Goodwill balance.

     On May 31, 2000, the Company completed the sale of its surety and fidelity operation ("Surety") to Travelers Casualty and Surety Company for $569 million. This transaction resulted in an after-tax gain of $232.5 million and increased statutory policyholders' surplus by $305 million in the first nine months of 2000.

     OPERATING OVERVIEW

     The Company incurred an operating loss in the third quarter of 2000, before gains on sales of investments, of $551.3 million ($4.80 per diluted share). This operating loss contains a number of significant items:

         o An after-tax charge of $215.8 million ($1.88 per diluted share) for increasing net loss and loss adjustment expense reserves for policies issued in prior periods, which resulted from updated information and subsequent developments.

         o An increase in the Company`s deferred tax asset valuation allowance of $252.0 million of which $186.3 million ($1.62 per diluted share) was charged to income and the remainder, $65.7 million charged directly to other comprehensive income. Based upon a review of its current tax status, the Company has concluded that it is uncertain whether its net deferred tax assets will be realized.

         o An after-tax restructuring charge of $18.1 million ($.16 per diluted share). See note 4 to the unaudited consolidated financial statements for further discussion of the restructuring charge.

     The Company's operating loss in the first nine months of 2000, before gains on sales of investments and the gain from the sale of Surety, was $1.38 billion ($12.07 per diluted share.) This operating loss contains a number of significant items:

         o An after-tax charge of $531.0 million ($4.63 per diluted share) for increasing net loss and loss adjustment expense reserves for policies issued in prior periods, and $26.5 million ($.23 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties.

         o A write-off of the Company's remaining Goodwill balance of $195.6 million ($1.70 per diluted share).

         o An increase in the Company's deferred tax asset valuation allowance of $449.5 million, of which $364.7 million ($3.18 per diluted share) was charged to income and the remainder, $84.8 million charged directly to comprehensive income.

         o An after-tax restructuring charge of $67.0 million ($.58 per diluted share).


The Company incurred on operating loss of $17.1 million ($.15 per diluted share) and $160.6 million ($1.40 per diluted share) in the third quarter and first nine months of 1999. The operating results in the nine-month period ended September 30, 1999 contain several significant items:

         o An after-tax charge of $147.7 million ($1.29 per diluted share) for increasing net loss reserves for policies issued in prior periods, and an after-tax charge of $67.1 million ($.59 per diluted share) representing the cost of ceding to reinsurers losses under various stop loss treaties.

         o An after-tax benefit of $55.5 million ($.49 per diluted share) resulting from the settlement of various federal income tax issues.

         o An after-tax restructuring charge of $15.6 million ($.14 per diluted share).



     The net loss in the third quarter and first nine months of 2000 was $546.5 million ($4.76 per diluted share) and $905.5 million ($7.89 per diluted share), respectively, and includes after-tax gain on sales of investments of $7.2 million ($.06 per diluted share) and $246.9 million ($2.15 per diluted share). These investment gains primarily resulted from the sale of common stock of Symbol Technologies, Inc. Also included in the net loss for the first nine months of 2000, is an after-tax gain on the sale of Surety of $232.5 million ($2.03 per diluted share).

     The net loss in the third quarter of 1999 was $15.1 million ($.13 per diluted share) which includes an after-tax gain on sales of investments of $2.1 million ($.02 per diluted share). The net loss for the first nine months of 1999 was $187.5 million ($1.64 per diluted share) which included
     (i) an after-tax charge of $57.9 million ($.51 per diluted share) representing the cumulative effect of adopting the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", (ii) an after-tax gain of $24.9 million ($.22 per diluted share) representing the pro rata portion of a gain realized by Zenith National Insurance Corp. on the sale of its CalFarm subsidiary, and (iii) an after-tax gain on sales of investments of $6.0 million ($.05 per diluted share).

     PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums written and earned in the third quarter of 2000 were $109.8 million and $458.9 million compared to $653.8 million and $719.3 million in the corresponding prior year period. Net premiums written and earned in the first nine months of 2000 were $1.13 billion and $1.65 billion compared to $2.01 billion and $1.89 billion in the corresponding 1999 period. These declines resulted from the Company's inability to write a substantial portion of its property and casualty insurance business and the resultant sales of renewal rights to many of its lines of business. The Company expects its volume of premium writings to continue to decline in future periods.

     The property and casualty insurance underwriting loss was $582.1 million in the third quarter of 2000, which includes a pretax charge of $332 million to increase net loss and loss adjustment expense reserves. In the third quarter of 2000, the Company engaged an independent actuarial firm, Tillinghast-Towers Perrin, to conduct a comprehensive actuarial review of its loss reserves. Following the completion of this review, which revealed significant deterioration in a number of lines of business, the Company concluded that an increase in net loss and loss adjustment expense reserves was appropriate. The increase was comprised of the following:

     o $115.5 million in general liability lines, including higher than expected losses reported to the Company on assumed reinsurance treaties. In addition, the Company experienced adverse development in certain lines of professional liability and asbestos claims.

     o $70.8 million for commercial automobile to reflect continued adverse development including losses in trucking and several transportation programs.

     o $60.4 million for property and marine lines reflecting inadequate pricing of policies written in prior years.

     o $65.6 million for an increase in loss adjustment expenses representing the cost of the claims department which will now be fully devoted to settling reported claims, rather than underwriting and/ or marketing.

     o $19.7 million for other lines of business including accident and health and personal automobile, partially offset by favorable prior-year development in workers compensation.

     In addition to the above, the property and casualty insurance operations recorded a restructuring charge of $27.9 million in the third quarter of 2000 (see note 4 to the unaudited consolidated financial statements for discussion of the restructuring charge) and a write-off of $11.7 million of deferred policy acquisition costs in property and commercial automobile lines of business where recoverability could not be demonstrated. The property and casualty insurance operations may incur future costs in connection with its long-term commitment to Aon Corporation ("Aon"), which specifies that the Company provide $18.0 million of brokerage commissions annually to Aon until 2007.

     For the first nine months of 2000, the property and casualty underwriting loss was $1.36 billion which includes a pretax charge of $816.9 million to increase net loss and loss adjustment expense reserves and the cost of ceding to reinsurers losses under various stop loss treaties. The increase in net loss reserves is due principally to higher than expected losses in general liability, commercial automobile, property, marine and aviation lines and an increase in construction defect claims. In addition, underwriting results for the first nine months of 2000 include a restructuring charge of $97.4 million and a write-off of $27.6 million of deferred policy acquisition costs.

     The property and casualty insurance underwriting loss was $79.4 million and $494.8 million in the third quarter and first nine months of 1999. Included in the underwriting loss for the first nine months of 1999 was, (i) a second quarter pretax charge of $330.4 million to increase net loss reserves and the cost of ceding to reinsurers losses under various stop loss treaties, (ii) catastrophe claims of $54.5 million, and (iii) a $24 million restructuring charge.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

     Net investment income of the property and casualty insurance operations declined to $56.4 million and $186.8 million in the third quarter and first nine months of 2000, from $72.1 million and $216.6 million in the corresponding prior-year periods. These declines resulted from the reduction in the size of the average fixed maturity investment portfolio reflecting the utilization of cash flow in 1999 and 2000. The Company expects net investment income to gradually decline in future periods, as cash is utilized to pay insurance claims and operating expenses.

     Gains on sales of investments were $11.0 million and $397.8 million in the third quarter and first nine months of 2000, which includes gains of $24.8 million and $417.0 million, respectively, from the sale of a portion of the Company's investment in Symbol Technologies, Inc. ("Symbol") common stock. As of October 31, 2000, the Company owns 8.2 million shares of Symbol common stock with a market value of $371.4 million and an unrealized gain of $364.2 million. In the third quarter and first nine months of 2000, gains from the sale of Symbol common stock were partially offset by losses from sales of certain fixed-income securities and write-downs of certain other fixed-income securities equal to the difference between their cost and market values to reflect other than temporary declines. Gains on sales of investments was $3.2 million and $9.6 million in the third quarter and first nine months of 1999.

     INVESTMENT PORTFOLIO

     During 2000 the Company concluded that it no longer intends to hold fixed income securities classified as "held for investment" to maturity. As a result, in 2000, the Company reclassified fixed income securities previously classified as "held for investment" to "available for sale" and included the after-tax unrealized loss of $9.7 million associated with these securities in shareholders' equity (deficit). All fixed income securities are classified as "available for sale" and, accordingly, are carried at quoted market.

     At September 30, 2000, the Company's investment portfolio aggregated $2.97 billion (at cost), of which 98% was invested in fixed maturities and 2% was invested in equity securities. At September 30, 2000, the carrying values of non-investment grade securities and securities not rated by Standard and Poor's were $322.2 million (11% of the fixed income portfolio) and $141.3 million (5% of the fixed income portfolio), respectively.

     OTHER OPERATIONS

     RCG Information Technology, Inc. ("RCG"), a subsidiary of the Company, provides information technology services to large corporate clients throughout the United States. Information technology revenues declined to $40.8 million and $126.4 million in the third quarter and first nine months of 2000, from $54.6 million and $181.6 million in the corresponding prior-year periods. The decline in revenue resulted from a slowdown in market demand being experienced throughout the entire industry and a decline in solutions business. Gross margins (revenues less cost of services) were $11.9 million and $36.3 million in the third quarter and first nine months of 2000 compared to $17.5 million and $60.3 million in the corresponding prior-year periods. Gross margin percentages were 29.1% and 29% in the third quarter and first nine months of 2000 compared to 32% and 33% in the corresponding prior-year periods. The decline in the gross margin percentages primarily reflects a lower level of solutions business. The decline in gross margins, which was partially offset by lower selling, general and administrative expenses, resulted in a pretax loss of $1.3 million and $8.5 million in the third quarter and first nine months of 2000. Included in the pretax loss in the first nine months of 2000 is a restructuring charge of $4.3 million primarily related to the write-off of capitalized costs associated with a product which has been discontinued. Pretax income in the third quarter and first nine months of 1999 was $2.0 million and $11.6 million, respectively. RCG's revenues and expenses are included in other revenues and other operating expenses in the accompanying unaudited consolidated statement of operations.


     EQUITY IN INVESTEE COMPANIES

     Equity income from the Company's investment in LandAmerica Financial Group, Inc. was $1.6 million and $4.5 million in the third quarter and first nine months of 2000, compared to $1.3 million and $5.8 million in the corresponding 1999 periods. Equity income from the Company's investment in Zenith National Insurance Corp. ("Zenith"), which was sold in October 1999, was $23.8 million in the first nine months of 1999 and included a gain of $24.9 million representing the Company's pro rata portion of a gain realized by Zenith.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds consist of dividends, advances and net tax payments from its subsidiaries. Dividends paid by Reliance Insurance Company were $50.4 million in the nine months ended September 30, 2000. As discussed in the "Overview" section of this management's discussion and analysis, the Company does not have sufficient cash available at the holding company to repay its bank borrowings and senior notes due in November of 2000. See "Overview" section for further discussion. The Company does not intend to pay interest on its senior notes and senior subordinated debentures due on November 15, 2000. The Company's ability to receive cash dividends has depended upon and continues to depend upon the dividend paying ability of its insurance subsidiaries. Based upon recent events as described in the

     "Overview" section of this management's discussion and analysis, the Company has agreed with the Pennsylvania Insurance Department that Reliance Insurance Company will not pay dividends nor engage in non-ordinary course of business transactions without the prior review of, or in some cases the approval of, such Insurance Department. The Company also has agreed with the Wisconsin Insurance Department to certain similar restrictions applicable to Reliance National Indemnity Company, a Wisconsin subsidiary of Reliance Insurance Company, and with the New York State Insurance Department with respect to United Pacific Insurance Company of New York, a New York subsidiary of Reliance Insurance Company.

     For the nine months ended September 30, 2000, the Company utilized $1.44 billion of cash flow for operating activities. The Company generated $8.9 million in the corresponding 1999 period. The decrease in operating cash flow reflects an increase in net payments for property and casualty policy claims and related expenses and net cash payments made to settle issues involving the Unicover workers' compensation reinsurance facility. The Company anticipates that it will contine to utilize operating cash flow in future periods, as it expects its premiums written to decline while settling its remaining insurance liabilities.

     The Company generated $1.54 billion and $33.4 million of cash flow from investing activities for the nine months ended September 30, 2000 and September 30, 1999, respectively, primarily from the net sales of marketable securities and, in 2000, the sale of property and casualty operations, primarily the surety and fidelity insurance operation.

     For the nine months ended September 30, 2000, the Company used $23.9 million of cash flow for financing activities primarily for the payment of debt relating to real estate. For the nine months ended September 30, 1999, the Company used $41.3 million of cash flow for financing activities primarily for the purchase of treasury stock and payment of dividends.

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

RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                  27. Financial Data Schedule.

              (b) Reports on Form 8-K.

                  During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) July 31, 2000, reporting an Item 5 matter, the consummation of the sale to Kemper Casualty Company, Inc., Kemper Casualty Insurance Company and Lumbermans Mutual and Casualty Company of the renewal rights with respect to Company's Risk Management Individual Large Accounts business.

                  During the quarter for which this report is filed, the Company filed a Report on Form 8-K, dated (date of earliest event reported) August 22, 2000, reporting an Item 7 matter, the Agreement between Reliance Insurance Company and the Pennsylvania Insurance Department.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANCE GROUP HOLDINGS, INC.
                                        -----------------------------
                                        (Registrant)


Date:     November 14, 2000             /s/ George E. Bello
          -----------------             --------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)